Form 10QSB
period 2003-03-31
R J LENDING INC
filed 2003-05-20
CIK 1171211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10Q-SB


(Mark  One)

  X     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT  OF  1934

        For  the  quarterly  period  ended  March  31,  2003

___     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE ACT
        For  the  transition  period  from  _________  to  _________

Commission  file  number  333-86516


                                R J LENDING, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   75-2996764
                                   ----------
                     (I.R.S. Employer Identification Number)

              1717 Second Street, Suite D, Sarasota, Florida 34236
              ----------------------------------------------------
                     (Address of principal executive office)

                                  941/364-9915
                                  ------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                            Number  of  Shares  Outstanding
     Title  of  Class                                  On  April  15, 2003
     ----------------                                -----------------------


First  Series  Preferred  Stock,  $.01 par value               22,592

Second  Series  Convertible Preferred Stock, $01 par value    740,800

Common  Stock,  $.01  par  value                              740,800
___________________

Transitional  Small  Business  Disclosure  Format:   Yes  _____    No     X
                                                                      -----

PART I

ITEM  1.  FINANCIAL  STATEMENTS.






                                RJ LENDING, INC.





                              REPORT ON REVIEWS OF
                        CONSOLIDATED FINANCIAL STATEMENTS




                              FOR THE PERIODS ENDED
                             MARCH 31, 2003 AND 2002






                                              BOBBITT, PITTENGER & COMPANY, P.A.

                                RJ LENDING, INC.





                                    CONTENTS
                                    --------

                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   1

    CONSOLIDATED STATEMENT OF FINANCIAL CONDITION                              2

    CONSOLIDATED STATEMENTS OF INCOME                                          3

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                             4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                      5

May 8, 2003




BOARD OF DIRECTORS
RJ Lending, Inc.
Sarasota, Florida


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have reviewed the accompanying consolidated statement of financial condition of RJ Lending, Inc. as of March 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2003 and the statements of income and cash flows for the three months ended March 31, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RJ Lending, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

In accordance with United States Securities and Exchange Commission Regulation S-X, footnotes have been omitted in these interim financial statements, as footnote disclosure would substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2002. These financial statements should be read in conjunction with the December 31, 2002 financial statements.




Certified Public Accountants


                                RJ LENDING, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 2003



        ASSETS

CURRENT ASSETS
    Cash                                                                  $          100
    Interest and fees receivable                                                  45,631
    Other receivables                                                             15,061
    Mortgages, current, net of unfunded reserves of $129,540
        and net of loss reserves of $2,927                                     1,960,423
    Prepaid expenses                                                               2,000
    Other assets                                                                     270
    Due from related parties                                                         660
    Syndication costs                                                             87,129
                                                                           -------------

        TOTAL CURRENT ASSETS                                                   2,111,274
                                                                           -------------

OTHER ASSETS
    Furniture and equipment, net                                                  29,868
    Software, net                                                                 34,804
    Other real estate owned                                                       84,616
    Mortgages, long-term, net of loss reserves of $12,641                        234,840
    Real estate held for investment purposes                                     426,459
    Deferred costs, net                                                           24,595
                                                                           -------------

        TOTAL OTHER ASSETS                                                       835,182
                                                                           -------------

TOTAL ASSETS                                                                  $2,946,456
                                                                           =============



                         See Accountants' Review Report.


        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                                                    $       1,570
    Accounts payable and accrued expenses                                                    26,400
    Notes payable                                                                         1,974,277
    Lines of credit                                                                         497,081
                                                                                     --------------

           TOTAL CURRENT LIABILITIES                                                      2,499,328

DEFERRED TAX LIABILITY                                                                        3,424
                                                                                     --------------

        TOTAL LIABILITIES                                                                 2,502,752

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 10,000,000 shares authorized:

    First series, 22,592 shares issued and outstanding                                          226

    Second series, $0.08 cumulative voting, convertible stock, 740,800 shares issued and outstanding, convertible to one
    share  common for one share of preferred                                                  7,408

Common  stock,  $0.01  par  value, 40,000,000 shares

authorized, 740,800 shares issued and outstanding                                             7,408

Additional paid-in capital                                                                  514,958

Retained deficit                                                                            (86,296)
                                                                                      -------------

    TOTAL STOCKHOLDERS' EQUITY                                                              443,704
                                                                                      -------------

           TOTAL LIABILITIES AND EQUITY                                                  $2,946,456
                                                                                      =============




                         See Accountants' Review Report.

                                RJ LENDING, INC.

                              STATEMENTS OF INCOME



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------
                                                                                 2003                 2002
                                                                             -----------          ------------
                                                                            (consolidated)

REVENUES
    Mortgage interest and fees                                                 $ 129,544             $ 121,391

EXPENSES
    Amortization and depreciation                                                  5,464
    Distributions to managers                                                                            5,020
    General and administrative                                                    20,657                12,753
    Interest                                                                      61,729                45,689
    Loan servicing                                                                 4,834                 1,673
    Salaries and benefits                                                         50,045                23,548
    Professional fees                                                             12,590                 8,330
                                                                             -----------          ------------

        TOTAL EXPENSES                                                           155,319                97,013
                                                                             -----------          ------------

(LOSS) INCOME BEFORE INCOME TAXES                                                (25,775)               24,378

INCOME TAX BENEFIT (PROVISION)                                                     5,500                (4,563)
                                                                            ------------          ------------

NET (LOSS) INCOME                                                             $  (20,275)           $   19,815
                                                                             ===========          ============

NET (LOSS) INCOME PER SHARE, after adjustment for
    preferred stock dividend of $15,900                                       $  (0.0059)           $   0.0032
                                                                             ===========          ============

NET (LOSS) INCOME PER SHARE - DILUTED,
    after adjustment for preferred stock dividend of $15,900                  $                     $   0.0026
                                                                             ============         ============



                         See Accountants' Review Report.


                                RJ LENDING, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2003


                                  First        Second
                                  Series       Series                  Additional
                                 Preferred    Preferred     Common       Paid-in         Retained          Members'
                                  Stock        Stock        Stock        Capital         Deficit           Equity         Total
                               ------------- -------------- ---------- -------------- --------------- -------------- --------------

MEMBERS' EQUITY,
     January 1, 2002               $           $            $          $              $                    $500,000      $500,000

Issuance of stock                       226         7,408        7,408        514,958                      (500,000)       30,000

Net income                                                                                   28,739                        28,739

Distributions to shareholders                                                               (15,260)                      (15,260)

Dividends on preferred stock                                                                (63,600)                      (63,600)
                               ------------- -------------- ---------- -------------- --------------- -------------- --------------


STOCKHOLDERS' EQUITY,
     December 31, 2002                  226         7,408        7,408        514,958       (50,121)                      479,879

Net loss                                                                                    (20,275)                      (20,275)

Dividends on preferred stock                                                                (15,900)                      (15,900)
                               ------------- -------------- ---------- -------------- --------------- -------------- --------------

STOCKHOLDERS' EQUITY,
     March 31, 2003                   $ 226        $7,408       $7,408       $514,958      $(86,296)  $                  $443,704
                              ============== ============== ========== ============== =============== ============== ==============




                         See Accountants' Review Report.
                                      -4-


                                RJ LENDING, INC.

                            STATEMENTS OF CASH FLOWS


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                2003                  2002
                                                                                ----                  ----
                                                                           (consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                         $  (25,775)           $   19,815
    Amortization and depreciation                                                  5,464
    Adjustments to reconcile net (loss) income to
        net cash (used) provided by operating activities:
           Decrease in interest receivable                                         3,862                    51
           Increase in other receivables                                         (15,061)
           Increase in prepaid expenses                                           (2,000)
           Increase in other assets                                                 (195)
           (Increase) decrease in due from related parties                          (660)                1,269
           Increase (decrease) in accounts payable
               and accrued expenses                                               21,910               (36,355)
           Increase in interest payable                                                                  2,026
           (Decrease) increase in investor pass-through                           (2,810)              107,562
                                                                            ------------            ----------

NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES                                                      (15,265)               94,368
                                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for syndication costs                                               (18,314)              (10,417)
    Payments for deferred costs                                                                        (11,452)
    Decrease (increase) in mortgages owned                                       474,423              (136,536)
    Purchase of property and equipment                                            (5,443)              (16,525)
    Purchase of software                                                          (3,352)
    Purchases of real estate held for investment                                (131,201)
                                                                              ----------           -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 316,113              (174,930)
                                                                              ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                                 1,570
    Issuance of notes payable                                                                          293,200
    Principal payments on notes payable                                         (320,000)             (154,025)
    Dividends paid to shareholders                                               (39,191)
                                                                             -----------            ----------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                (357,621)              139,175
                                                                              ----------            ----------

                         See Accountants' Review Report.



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------------
                                                                                2003                  2002
                                                                                ----                  ----

NET (DECREASE) INCREASE
    IN CASH AND CASH EQUIVALENTS                                                 (56,773)               58,613

CASH AND CASH EQUIVALENTS,
    beginning of period                                                           56,873                50,540
                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS,
    end of period                                                           $        100             $ 109,153
                                                                             ===========            ==========

Supplemental data:
    Interest paid                                                             $   61,729            $   43,663
                                                                             ===========            ==========


                         See Accountants' Review Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

In General
----------

     Effective 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of the Securities Exchange Act of 1934, as amended.

     During the fiscal quarter ended March 31, 2003, we continued to conduct the lending business described in our Prospectus. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. While our business has been somewhat concentrated in the southwest coast of Florida, we have made loans and have portfolio loans outstanding securities by properties located in other geographic locations.

How we Account for the Loans in our Portfolio
---------------------------------------------

     Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at March 31, 2003 and at March 31, 2002 with comparative loan portfolio information at March 31, 2003.

     In our lending business, we originate loans and purchase loans which have been originated by others. In our financial statements, loans originated by us are valued at the unpaid principal balance. Purchased loans are valued at our cost of acquisition less principal payments received. In our financial statements we separately categorize the current and long-term portion of our portfolio loans. We also deduct from such portfolio loan amounts any unfunded reserves (the amount of any loan committed by us but which is yet to be disbursed) and appropriate loss reserves.

     Certain of the financial and statistical data presented herein utilize loan principal balances without taking into account whether such loans were originated by us or purchased and without adjustment for unfunded reserves or any loss reserves. Where such treatment is utilized in such financial and statistical data, it is noted.

Income Taxes
------------

     As a corporate entity, our income is subject to federal corporate income tax at applicable rates (expected to be 15%). As a corporation subject to federal corporate income tax, we are required to accrue all items of income for each tax reporting period (the fiscal quarters beginning with the fiscal quarter ending December 31, 2003) from which we may deduct our accrued operating expenses, including interest accrued on our then outstanding secured notes. Dividends declared with respect to our then outstanding first and second series preferred stock and our common stock are not deductible expenses for tax calculation purposes. After taking into account any applicable credits, loss carry forward and other adjustments to our net income, such will be subject to tax at the applicable Code rate. We will also be subject to Florida corporate income tax at an effective rate of 5.5%. Provisions for such tax will then be made reducing net income available for dividend and other purposes.

Results of Operations, Fiscal Quarters Ended March 31, 2003 and 2002
--------------------------------------------------------------------

     For the quarter ended March 31, 2003, R J Lending, Inc. generated mortgage interest and fees of $129,544, compared to $121, 391 for the fiscal quarter ended March 31, 2002, an increase of $8,193. In accordance with GAAP we recognize loans fee revenue when loans are funded by us. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

     At March 31, 2003, we reflected loans of $2,195,263 compared to $2,492,831 at March 31, 2003 net of unfunded and loss reserves. This is a decrease of $297,568. (However, this does not take into consideration investments in two limited liability companies totaling $426,459 described below. This investment has the same characteristics as interim loans but is a venture rather than a loan. Form the standpoint of demand it is considered the same.) Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services which we offer on the part of our existing and new loan customers. As our source of funds increased during the fiscal quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

     Our income during both of such fiscal quarters was comprised primarily of mortgage interest and fees. Despite an increase in this category we experienced our first net operating loss in the amount of ($20,275) for the fiscal quarter ended March 31, 2003 compared to a net profit of $19,815 for the fiscal quarter ended March 31, 2002. This was the result of significantly increased operating expense for the fiscal quarter ended March 31, 2003 being $155,319 compared to $97,013 for the fiscal quarter ended March 31, 2002. The increased expenses were primarily the result of staffing increases in anticipation of future growth and interest expense related to the acquisition of additional debt for loan originations. The loss was expected and was funded from shareholder equity.
The categories with the greatest increases are discussed below:

     General and administrative expenses were $20,657 for the fiscal quarter ended March 31, 2003 compared to $12,753 for the fiscal quarter ended March 31, 2002, an increase of $7,904.

     For the fiscal quarter ended March 31, 2003, we experienced interest expense of $61,729 as compared to $45,689 for the fiscal quarter ended March 31, 2002, an increase of $16,040. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. The increase is explained in Liquidity and Capital Resources below.

     Salaries and benefits increased to $50,045 for the quarter ended March 31, 2003 from $23,548 for the quarter ended March 31, 2002, an increase of $26,497. This increase is partially the result of salaries paid to Ronald Shenkin and John Kurz, President and Executive Vice President of the Company, respectively. During the quarter ended March 31, 2002, neither party was compensated directly by us . Compensation was derived from loans fees, participations in portfolio yields and a percentage of net profits paid quarterly. Beginning in mid 2002, a salary structure was initiated which approximate former compensation.

     In addition, two new employee positions, one full time and one part time, were created and filled within the past year to handle loan servicing and general administration. All employee salaries are paid bi-weekly and are subject to withholding.

     As a result of our public offering of our Secured Promissory Notes, certain limitations are imposed on our ability to source additional capital from out existing note holders. These notes, which carried higher rates and shorter maturities than our Secured Promissory Notes now being sold to the public, provided the initial capital that funded the company up to the effective date of the Prospectus relating to the public offering. The primary purpose of the public offering is to raise funds at a lower cost and in greater amounts than those raised prior to our becoming public. Any additional funds will be invested in new loans which will increase revenues and offset increased general and administrative expenses. Until such time as we are able to raise additional funds through the ale of our Common Stock or Secured Promissory Notes, we anticipate that this loss will continue. In the event that we are unable to raise capital through our offering, we will reduce or eliminate staff as necessary until we return to profitability.

Liquidity and Capital Resources
-------------------------------

     The sources of liquidity and capital for R J Lending, Inc. are and have been constituted by the capital contributions of the company's shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties and notes payable to non-related parties. At March 31, 2003 the capital contributions made by the holders of our Second Series Preferred Stock were $500,000. The table below reflects the various note obligations and credit arrangements between related and non-related parties.

                                   March 31, 2003     March 31, 2002
                                   --------------     --------------

Notes payable: non-related parties   $    790,000      $ 490,000
Notes payable: related parties          1,184,277        992,500
Lines of credit: related parties          497,081        496,081
                                   --------------     --------------
Total                                $  2,471,358     $1,488,581

Such indebtedness reflects an increase of $492,077 from March 31, 2002 to March 31, 2003.

     All of such credit arrangements are generally serviced by the payment of interest on a monthly basis at various rates of interest ranging from 10 - 10/.25%. All of the notes have maturities in 2003 but may be renewed. The item identifies as lines of credit - related parties refers to an arrangement that we have as a result of the establishment of lines of credit by certain of our shareholders with First National Bank of Florida. The aggregate amount of these lines of credit is $500,000 and we may access these lines of credit for funds for use in our lending business. The interest expense incurred in the utilization of these lines of credit is the primae rate as charged by First National Bank of Florida, from time to time, plus an average of 80 basis points. The lines of credit are evidenced by promissory notes existing between First National Bank of Florida and the borrowers and are for a period of 12 months with annual renewals permitted.

     At March 31, 2003, R J Lending, Inc. was not in violation of any of the various loan terms. The lines of credit, to the extent not fully utilized, remain available to us.

     At March 31, 2003, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

Loan Portfolio Composition
--------------------------

     R J Lending invests in loans which we categorize in the following manner: interim loans (first mortgage loans having terms of six months or less and involving the renovation of a property), warehouse loans (loans having terms between six and twelve months on properties requiring no renovation) and second mortgage loans originated by us or purchased from our interim and warehouse loan customers (second mortgages to end uses on completed properties for terms of 12 months or greater).

     Our loan portfolio composition can change and usually does as a result of the comparative demand for the type of lending and financing services that we provide. We are unable to predict which of our loan types and services will be applied for by our existing and new borrowers although the primary (and preferred) types of loans resulting from our primary referral sources are interim loans.

     The table below sets forth our loan portfolio composition at March 31, 2003 and 2002 and the percent of increase or decrease. This table does not take into consideration investments in two limited liability companies described below totaling $426,459. This investment has the same characteristics as an interim loans but is a venture rather than a loan. From the standpoint of demand, it is considered the same.

                                           For the quarter ending
                                      March 31, 2003     March 31, 2002
Type of Loan                                Balance        Balance        % +/-
------------                         --------------     --------------  --------
Interim Loans                            $1,245,810      $1,691,057     - 26.33%
Warehouse Loans                             661,320         526,847      +25.52
Second Mortgages                            288,133         274,933      +  4.80
------------                         --------------     --------------  --------
Total                                    $2,195,263      $2,492,831      -11.94%


     Investment in Limited Liability Companies.  Through the period ended March
     -----------------------------------------
31, 2003, we effected investments in two limited liability companies in the amount of $426,459. Such investments were made in two limited liability companies where we acted as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is a member of one of the limited liability companies and Sharp Properties is a member of the second limited liability company. These two limited liability companies will hold the funds provided by the members and will utilize same in the renovation of existing residential real estate properties. This is an experimental pilot program and we do not know whether or not we will continue the program at its present level, enlarge the program or terminate the program after this initial activity.

     Business Trends or Uncertainties.  Since the inception of our lending
     --------------------------------
business in October 1999, our lending business has shown continued growth in terms of loans made and loans outstanding. The primary factor controlling the volume of our lending business has been the availability of relative cost of funds with which to make loans. The primary trend which we can identify is that there appears to be an ongoing demand for the type of loans and lending services which we provide and we view such activity as a "niche" or "boutique" lending business. The growth in our lending business may have been influenced by the more restrictive credit policies which we believe have been adopted by banks and other lenders regarding this aspect of mortgage lending. If traditional sources of credit such as banks relax their lending criteria and underwriting procedures, our lending business may not reflect additional significant growth during the future time. Presently bank lending and loan underwriting processes appear to be unmodified.

Summary
-------

     Despite an increase in loan and origination fee income the Company posted its first net operating loss since its inception. However, this is the result of increased expenditures in anticipation of future growth rather than a decline in the demand or performance of our core business. Future profitability depends on our ability to sell our Secured Promissory Notes and Common Stock in sufficient volumes that will generate revenues lending to renewed profitability. At this time all of management's efforts are directed toward that goal and we anticipate that our efforts will be rewarded.

                                     PART II

5.     OTHER  INFORMATION.

     During the fiscal quarter ended March 31, 2003 we obtained a license permitting us to function in Florida as a mortgage lender.

     Following the signature portion of this Report, there is a certification by John F. Kurz the Executive Vice President of the registrant. During the fiscal quarter ended March 31, 2003, there were not significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of the most recent evaluation, as referred to in the Certification.

     As of a date within 90 days of the filing date of this quarterly report, the registrant has evaluated the effectiveness of the registrant's disclosure, controls and procedures and believes such controls and procedures to be effective based upon such evaluation.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   R  J  LENDING,  INC.



Date:     May  20,  2003                 /s/  John  F.  Kurz
                                   --------------------------------------------
                                   John  F.  Kurz,  Executive  Vice  President

                                  CERTIFICATION

     I,  JOHN  F.  KURZ,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of R J Lending, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  20,  2003


                                             /s/  John  F.  Kurz
                                   ---------------------------------------------
                                   John  F.  Kurz,  Executive  Vice President of
R  J  LENDING,  INC.