Form 10QSB
period 2003-06-30
R J LENDING INC
filed 2003-08-13
CIK 1171211

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                      to

Commission file number 333-86516

R J LENDING, INC.

(Exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

75-2996764

(I.R.S. Employer Identification Number)

1717 Second Street, Suite D, Sarasota, Florida 34236

(Address of principal executive office)

941/364-9915

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Class	Number of Shares Outstanding On April 15, 2003
First Series Preferred Stock, $.01 par value	22,592
Second Series Convertible Preferred Stock, $01 par value	740,800
Common Stock, $.01 par value	740,800

Transitional Small Business Disclosure Format:    Yes    ☐         No    ☒

RJ LENDING, INC.

REPORT ON REVIEWS OF

FINANCIAL STATEMENTS

FOR THE SIX-MONTHS ENDED

JUNE 30, 2003 AND 2002

Bobbitt, Pittenger & Company, P.A.

RJ LENDING, INC.

August 6, 2003

BOARD OF DIRECTORS

RJ Lending, Inc.

Sarasota, Florida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have reviewed the accompanying statement of financial condition of RJ Lending, Inc. as of June 30, 2003, the related statements of income, stockholders’ equity, and cash flows for the six-month period ended June 30, 2003 and the statements of income and cash flows of R&J Warehouse Lending, LLC for the six-month period ended June 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RJ Lending, Inc.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants

RJ LENDING, INC.

STATEMENT OF FINANCIAL CONDITION

June 30, 2003

ASSETS
CURRENT ASSETS
Cash	$32,611
Interest and fees receivable	64,311
Mortgages, current, net of unfunded reserves of $76,478 and net of loss reserves of $4,300	2,076,397
Other assets	910
Syndication costs	194,257

TOTAL CURRENT ASSETS	2,368,486

OTHER ASSETS
Furniture and equipment, net	27,541
Software, net	37,731
Other real estate owned	122,616
Mortgages, long-term, net of loss reserves of $11,268	222,719
Real estate held for investment purposes	367,946
Deferred costs, net	24,594
TOTAL OTHER ASSETS	803,147

TOTAL ASSETS	$3,171,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,260
Notes payable, current portion	790,000
Notes payable, related party	1,264,277
Lines of credit	467,081

TOTAL CURRENT LIABILITIES	2,550,618
NOTES PAYABLE, long-term portion	210,000

TOTAL LIABILITIES	2,760,618
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
First series, $0.16 cumulative voting stock, 22,592 shares issued and outstanding	226
Second series, $0.08 cumulative voting, convertible stock, 740,800 shares issued and outstanding, convertible to one share common for one share of preferred	7,408
Common stock, $0.01 par value, 40,000,000 shares authorized, 740,800 shares issued and outstanding	7,408
Additional paid-in capital	514,958
Retained deficit	(118,985)

TOTAL STOCKHOLDERS’ EQUITY	411,015

TOTAL LIABILITIES AND EQUITY	$3,171,633

See Accountants’ Review Report.

RJ LENDING, INC.

STATEMENTS OF INCOME

	Six-months ended June 30,
	2003	2002
REVENUES
Mortgage interest and fees	$260,338	$235,150
EXPENSES
Amortization and depreciation	11,322
Distributions to managers		5,020
General and administrative	36,729	22,656
Interest	125,731	101,893
Loan servicing	4,834	2,470
Professional fees	20,348	10,105
Salaries and benefits	103,938	51,280

TOTAL EXPENSES	302,902	193,424

(LOSS) INCOME BEFORE INCOME TAXES	(42,564)	41,726
INCOME TAX BENEFIT (PROVISION)	5,500	(7,976)

NET (LOSS) INCOME	$(37,064)	$33,750

NET INCOME PER SHARE, after adjustment for preferred stock dividend of $31,800		$0.003

See Accountants’ Review Report.

RJ LENDING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

June 30, 2003

	First	Second
	Series	Series		Additional
	Preferred	Preferred	Common	Paid-In	Retained	Members’
	Stock	Stock	Stock	Capital	Deficit	Equity	Total
STOCKHOLDERS’ EQUITY, January 1, 2003	$—	$—	$—	$—	$—	$500,000	$500,000
Issuance of stock	226	7,408	7,408	514,958	—	(500,000)	30,000
Net income	—	—	—	—	28,739	—	28,739
Distributions to stockholders					(15,260)		(15,260)
Dividends on preferred stock	—	—	—	—	(63,600)	—	(63,600)

STOCKHOLDERS’ EQUITY, December 31, 2002	226	7,408	7,408	514,958	(50,121)	—	479,879
Net loss					(37,064)		(37,064)
Dividends on preferred stock					(31,800)		(31,800)

STOCKHOLDERS’ EQUITY, June 30, 2003	$226	$7,408	$7,408	$514,958	$(118,985)	$	$411,015

See Accountants’ Review Report.

RJ LENDING, INC.

STATEMENTS OF CASH FLOWS

	Six-months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(37,064)	$33,750
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	4,728
Amortization expense	6,594
Amortization of debt issuance costs	5,215
(Increase) decrease in interest receivable	(14,818)	2,131
(Increase) in other assets	(835)
Increase in due from related parties		(383)
Decrease in due to related parties	(2,810)
Decrease in interest payable		(11,285)
Increase (decrease) in accrued expenses	19,270	(37,959)
Increase in investor pass-through		121,010
Decrease in deferred tax liability	(3,424)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(23,144)	107,264

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for syndication costs	(130,657)	(21,035)
Payments for deferred costs		(21,758)
Decrease (increase) in mortgages owned	370,570	(385,792)
Purchase of property and equipment	(5,543)	(19,775)
Purchase of software	(9,709)
Purchases of real estate held for investment purposes	(231,688)
Proceeds from sale of real estate held for investment purposes	159,000
Payments for other real estate owned	(38,000)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	113,973	(448,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	405,000	785,000
Repayments of notes payable	(435,000)	(297,048)
Principal payments on line of credit	(30,000)
Dividends paid	(55,091)	(25,605)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(115,091)	462,347

	Six-months ended June 30,
	2003	2002
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,262)	121,251
CASH AND CASH EQUIVALENTS, beginning of period	56,873	50,540

CASH AND CASH EQUIVALENTS, end of period	$32,611	$171,791

Supplemental data:
Interest paid	$120,516	$99,456

See Accountants’ Review Report.

RJ LENDING, INC.

NOTE TO THE FINANCIAL STATEMENTS

SIX-MONTHS ENDED JUNE 30, 2003 AND 2002

Comparative Statements

Effective February 1, 2002, RJ Lending, Inc. acquired all assets and liabilities of R&J Warehouse Lending, LLC. As such, balances for the period ended June 30, 2002 include one month’s operations of R&J Warehouse Lending, LLC, the predecessor of RJ Lending, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

In General

Effective February 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of the Securities Exchange Act of 1934, as amended.

During the six months ended June 30, 2003, we continued to conduct the lending business described in our Prospectus. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. While our business has been somewhat concentrated in the southwest coast of Florida, we have made loans and have portfolio loans outstanding securities by properties located in other geographic locations.

How we Account for the Loans in our Portfolio

Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at June 30, 2003 and at June 30, 2002 with comparative loan portfolio information at June 30, 2003.

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

Income Taxes

As a corporate entity, our income is subject to federal corporate income tax at applicable rates (expected to be 15%). As a corporation subject to federal corporate income tax, we are required to accrue all items of income for each tax reporting period (the twelve months beginning January 1, 2003 through the twelve months ending December 31, 2003) from which we may deduct our accrued operating expenses, including interest accrued on our then-outstanding secured notes. Dividends declared with respect to our then-outstanding first and second series preferred stock and our common stock are not deductible expenses for tax calculation purposes. After taking into account any applicable credits, loss carry forward and other adjustments to our net income, such will be subject to tax at the applicable Code rate. We will also be subject to Florida corporate income tax at an effective rate of 5.5%. Provisions for such tax will then be made reducing net income available for dividend and other purposes.

Results of Operations, Six months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, RJ Lending, Inc. generated mortgage interest and fees of $260,338, compared to $235,150 for the six months ended June 30, 2002, an increase of $25,188. In accordance with GAAP we recognize loans fee revenue when loans are funded by us. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

At June 30, 2003, we reflected loans of $2,299,116 compared to $2,742,094 at June 30, 2002 net of unfunded and loss reserves. This is a decrease of $442,978. (However, these investments do not take into consideration investments in two limited liability companies totaling $367,946 described below. This investment has the same characteristics as interim loans but is a venture rather than a loan. From the standpoint of demand it is considered the same.) Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services which we offer on the part of our existing and new loan customers. As our source of funds increased during the six months ended June 30, 2003 compared to the quarter ended June 30, 2002, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

Our income during both of such six months was comprised primarily of mortgage interest and fees. Despite an increase in this category we experienced a net operating loss in the amount of ($37,064) for the six months ended June 30, 2003 compared to a net profit of $33,750 for the six months ended June 30, 2002. This was the result of significantly increased operating expense for the six months ended June 30, 2003 being $302,902 compared to $193,424 for the six months ended June 30, 2002. The increased expenses were primarily the result of staffing increases in anticipation of future growth and interest expense related to the acquisition of additional debt for loan originations. The loss was expected and was funded from shareholder equity. The categories with the greatest increases are discussed below:

General and administrative expenses were $36,729 for the six months ended June 30, 2003 compared to $22,656 for the six months ended June 30, 2002, an increase of $14,073.

For the six months ended June 30, 2003, we experienced interest expense of $125,731 as compared to $101,893 for the six months ended June 30, 2002, an increase of $23,838. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. The increase is explained in Liquidity and Capital Resources below.

Salaries and benefits increased to $103,398 for the quarter ended June 30, 2003 from $51,280 for the quarter ended June 30, 2002, an increase of $52,118. This increase is partially the result of salaries paid to Ronald Shenkin and John Kurz, President and Executive Vice President of the Company, respectively. During the six months ended June 30, 2002, neither party was compensated directly by us. Compensation was derived from loans fees, participations in portfolio yields and a percentage of net profits paid quarterly. Beginning in mid 2002, a salary structure was initiated which approximates former compensation.

In addition, four new employee positions, two full time and two part time, were created and filled within the past year to handle loan servicing and general administration. All employee salaries are paid bi-weekly and are subject to withholding.

As a result of our public offering of our Secured Promissory Notes, certain limitations are imposed on our ability to source additional capital from our existing note holders. These notes, which carried higher rates and shorter maturities than our Secured Promissory Notes now being sold to the public, provided the initial capital that funded the company up to the effective date of the Prospectus relating to the public offering. The primary purpose of the public offering is to raise funds at a lower cost and in greater amounts than those raised prior to our becoming public. Any additional funds will be invested in new loans which will increase revenues and offset increased general and administrative expenses. Funds raised under the Public offering totaled $210,000 for the six months ended June 30, 2003. Until such time as we are able to raise additional funds through the sale of our Common Stock or Secured Promissory Notes, we anticipate that this loss will continue. In the event that we are unable to raise capital through our offering, we will reduce or eliminate staff as necessary until we return to profitability.

Liquidity and Capital Resources

The sources of liquidity and capital for RJ Lending, Inc. are and have been constituted by the capital contributions of the company’s shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties and unsecured notes payable to non-related parties. At June 30, 2003 the capital contributions made by the holders of our Second Series Preferred Stock were $500,000. The table below reflects the various note obligations and credit arrangements between related and non-related parties.

	June 30, 2003	June 30, 2002
Notes payable: non-related parties	$790,000	$490,000
Notes payable: related parties	1,264,277	992,500
Notes payable: Secured Promissory	210,000	0
Lines of credit: related parties	467,081	496,081

Total	$2,731,358	$1,488,581

Such indebtedness reflects an increase of $742,777 from June 30, 2002 to June 30, 2003.

All of such credit arrangements are generally serviced by the payment of interest on a monthly basis at various rates of interest ranging from 10.00—10/.25%. All of the notes have maturities in 2003 but may be renewed. The item identifies as lines of credit—related parties refers to an arrangement that we have as a result of the establishment of lines of credit by certain of our shareholders with First National Bank of Florida. The aggregate amount of these lines of credit is $500,000 and we may access these lines of credit for funds for use in our lending business. The interest expense incurred in the utilization of these lines of credit is the prime rate as charged by First National Bank of Florida, from time to time, plus an average of 80 basis points. The lines of credit are evidenced by promissory notes existing between First National Bank of Florida and the borrowers and are for a period of 12 months with annual renewals permitted.

At June 30, 2003, RJ Lending, Inc. was not in violation of any of the various loan terms. The lines of credit, to the extent not fully utilized, remain available to us.

At June 30, 2003, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

Loan Portfolio Composition

RJ Lending invests in loans which we categorize in the following manner: interim loans (first mortgage loans having terms of six months or less and involving the renovation of a property), warehouse loans (loans having terms between six and twelve months on properties requiring no renovation) and second mortgage loans originated by us or purchased from our interim and warehouse loan customers. Second mortgages are to end uses on completed properties for terms of 12 months or greater.

Our loan portfolio composition can change and usually does as a result of the comparative demand for the type of lending and financing services that we provide. We are unable to predict which of our loan types and services will be applied for by our existing and new borrowers although the primary (and preferred) types of loans resulting from our primary referral sources are interim loans.

The table below sets forth our loan portfolio composition at June 30, 2003 and 2002 and the percent of increase or decrease. This table does not take into consideration investments in two limited liability companies described below totaling $367,946. These investments have the same characteristics as interim loans but are ventures rather than loans. From the standpoint of demand, they are considered the same.

	For the quarter ending
Type of Loan	June 30, 2003 Balance	June 30, 2002 Balance	% +/-
Interim Loans	$1,440,113	$1,691,057	-14.84
Warehouse Loans	534,417	526,847	+ 1.44
Second Mortgages	324,586	274,933	+18.06

Total	$2,299,116	$2,492,831	-7.77%

Investment in Limited Liability Companies.

Through the period ended June 30, 2003, we effected investments in two limited liability companies in the amount of $367,946. Such investments were made in two limited liability companies where we act as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is a member of one of the limited liability companies and Sharp Properties is a member of the second limited liability company. These two limited liability companies will hold the funds provided by the members and will utilize same in the renovation of existing residential real estate properties. This continues to be an experimental pilot program and we do not know whether or not we will continue the program at its present level, enlarge the program or terminate the program after this initial activity. However initial results indicate that returns on these investments equal or exceed the yields achievable for conventional interim loans. Therefore we will continue participating in these ventures until we determine their ability to consistently generate superior returns on an ongoing basis.

Other Real Estate Owned (ORE)

As of June 30, 2003 the Company owned two pieces of foreclosed real estate: a single family home in St. Louis, Missouri and two duplex dwellings in Wildwood, Florida. The former was collateral for a loan purchased by the company while the latter was an interim loan originated by the Company. We are currently negotiating with a prospective purchaser in St. Louis for the sale of single family property. We elected to complete the renovation of the Wildwood property and were near completion at the end of the reporting period. Upon completion the property will be leased and marketed for sale. We have not funded reserves for either property as we do not anticipate a loss in either case.

Business Trends or Uncertainties.

Since the inception of our lending business in October 1999, our lending business has shown continued growth in terms of loans made and loans outstanding. The primary factor controlling the volume of our lending business has been the availability of relative cost of funds with which to make loans. The primary trend which we can identify is that there appears to be an ongoing demand for the type of loans and lending services which we provide and we view such activity as a “niche” or “boutique” lending business. The growth in our lending business may have been influenced by the more restrictive credit policies which we believe have been adopted by banks and other lenders regarding this aspect of mortgage lending. If traditional sources of credit such as banks relax their lending criteria and underwriting procedures, our lending business may not reflect additional significant growth during the future time. Presently bank lending and loan underwriting processes appear to be unmodified.

Summary

Despite the loss for the six month period ending June 30, 2003 revenues increased due to management’s emphasis on increasing fee income on originated loans and the effect of LLC income from property ventures. Operating losses stemming primarily from staffing expense will continue (albeit at a slower rate) until such time as we are able to increase our capital base. Marketing of our Secured Promissory Notes and Equity began in earnest in the second quarter of 2003 and we are confident that funds raised and invested in new loans will provide the additional fee and interest income necessary to return the Company to profitability.

PART II

OTHER INFORMATION

During the six months ended June 30, 2003 we obtained a license permitting us to function in Florida as a Licensed Mortgage Lender as defined and regulated by Section 494 of the Florida Statutes.

Following the signature portion of this Report, there is a certification by John F. Kurz the Executive Vice President of the registrant. During the six months ended June 30, 2003, there were not significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of the most recent evaluation, as referred to in the Certification.

As of a date within 90 days of the filing date of this quarterly report, the registrant has evaluated the effectiveness of the registrant’s disclosure, controls and procedures and believes such controls and procedures to be effective based upon such evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJ LENDING, INC.

Date: August 13, 2003	By:
John F. Kurz Executive Vice President