Form 10QSB
period 2003-09-30
R J LENDING INC
filed 2003-11-14
CIK 1171211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(Address of principal executive office)

941/364-9915

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Class	Number of Shares Outstanding On xxxx, 2003
First Series Preferred Stock, $.01 par value	22,592
Second Series Convertible Preferred Stock, $01 par value	740,800
Common Stock, $.01 par value	740,800

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RJ LENDING, INC.

November 7, 2003

BOARD OF DIRECTORS

RJ Lending, Inc.

Sarasota, Florida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have reviewed the accompanying statement of financial condition of RJ Lending, Inc. as of September 30, 2003, the related statements of income, stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2003 and 2002 and the related statement of stockholders’ equity for the nine-month period ended September 30, 2003 and the year ended December 31, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RJ Lending, Inc.

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

Certified Public Accountants

RJ LENDING, INC.

STATEMENT OF FINANCIAL CONDITION

September 30, 2003

ASSETS

CURRENT ASSETS
Cash	$224,933
Interest and fees receivable	117,522
Mortgages, current, net of unfunded mortgage proceeds of $102,078 and net of loss reserves of $4,001	2,445,899

TOTAL CURRENT ASSETS	2,788,354

OTHER ASSETS
Furniture and equipment, net	31,023
Software, net	38,835
Other real estate owned	134,409
Mortgages, long-term, net of loss reserves of $11,567	193,044
Deferred costs, net	24,595
Syndication costs, net	205,070

TOTAL OTHER ASSETS	626,976

INVESTMENT IN LIMITED LIABILITY COMPANIES	338,559

TOTAL ASSETS	$3,753,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,213
Investor pass-through	260,019
Notes payable, current portion	790,000
Notes payable, related parties	1,229,277
Lines of credit	487,081

TOTAL CURRENT LIABILITIES	2,778,590

NOTES PAYABLE, LONG-TERM PORTION	643,000

TOTAL LIABILITIES	3,421,590

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 10,000,000 shares authorized:
First series, $0.16 cumulative voting stock, 22,592 shares issued and outstanding	226
Second series, $0.08 cumulative voting, convertible stock, 740,800 shares issued and outstanding, convertible to one share common for one share of preferred	7,408
Common stock, $0.01 par value, 40,000,000 shares authorized, 740,800 shares issued and outstanding	7,408
Additional paid-in capital	514,958
Retained deficit	(197,701)

TOTAL STOCKHOLDERS’ EQUITY	332,299

TOTAL LIABILITIES AND EQUITY	$3,753,889

RJ LENDING, INC.

STATEMENTS OF INCOME

	Nine-months ended September 30,
	2003	2002
REVENUES
Mortgage interest and fees	$418,866	$374,155

EXPENSES
Advertising	18,873
Depreciation and amortization	17,373	6,891
Distributions to managers		6,464
General and administrative	58,131	44,757
Interest	211,984	164,224
Loan servicing	4,834	2,518
Professional fees	28,600	13,548
Salaries and benefits	183,551	97,420

TOTAL EXPENSES	523,346	335,822

(LOSS) INCOME BEFORE INCOME TAXES	(104,480)	38,333

BENEFIT (PROVISION) FOR INCOME TAXES	5,500	(7,308)

NET (LOSS) INCOME	$(98,980)	$31,025

NET LOSS PER SHARE, after adjustment for preferred stock dividends of $48,600 and $47,700, respectively	$(0.20)	$(0.02)

RJ LENDING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2003

	First Series Preferred Stock	Second Series Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Members’ Equity		Total
STOCKHOLDERS’ EQUITY,
January 1, 2002	$—	$—	$—	$—	$—		$500,000	$500,000
Issuance of stock	226	7,408	7,408	514,958	—		(500,000)	30,000
Net income	—	—	—	—	28,739		—	28,739
Distributions to shareholders					(15,260)			(15,260)
Dividends on preferred stock	—	—	—	—	(63,600)		—	(63,600)

STOCKHOLDERS’ EQUITY,
December 31, 2002	226	7,408	7,408	514,958	(50,121)		—	479,879

Net loss					(98,980)			(98,980)

Dividends on preferred stock					(48,600)			(48,600)

STOCKHOLDERS’ EQUITY,
September 30, 2003	$226	$7,408	$7,408	$514,958	$(197,701)	$		$332,299

RJ LENDING, INC.

STATEMENTS OF CASH FLOWS

	Nine-months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(98,980)	$31,025
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation expense	7,249
Amortization expense	10,124
Amortization of debt issuance costs	28,001
Increase in interest receivable	(67,954)	(7,033)
Decrease in deferred tax liability	(3,424)
Decrease in due from related parties		4,907
Decrease in interest payable		(13,722)
Increase (decrease) in accrued expenses	2,220	(37,335)

NET CASH USED BY OPERATING ACTIVITIES	(122,764)	(22,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in investor pass-through	257,209	(3,705)
Payments for syndication costs	(164,256)	(35,959)
Payments for deferred costs		(26,316)
Decrease (increase) in mortgages owned, net	30,743	(127,714)
Purchase of property and equipment	(11,546)	(34,757)
Purchase of software	(14,343)
Purchases of real estate held for investment purposes	(389,800)
Proceeds from sale of real estate held for investment purposes	346,500	(113,044)
Other real estate owned, net	(49,792)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	4,715	(341,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	838,000	879,000
Principal payments on notes payable	(470,000)	(512,048)
Principal payments on line of credit	(10,000)
Distributions to members		(9,160)
Dividends paid	(71,891)	(47,700)

NET CASH PROVIDED BY FINANCING ACTIVITIES	286,109	310,092

	Nine-months ended September 30,
	2003	2002
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,060	(53,561)

CASH AND CASH EQUIVALENTS, beginning of period	56,873	50,540

CASH AND CASH EQUIVALENTS (BANK OVERDRAFT), end of period	$224,933	$(3,021)

Supplemental data: Interest paid	$183,983	$177,946

RJ LENDING, INC.

NOTE TO THE FINANCIAL STATEMENTS

NINE-MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Comparative Statements

Effective February 1, 2002, RJ Lending, Inc. acquired all assets and liabilities of R&J Warehouse Lending, LLC. As such, balances for the period ended September 30, 2002 include one month’s operations of R&J Warehouse Lending, LLC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

In General

Effective February 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of the Securities Exchange Act of 1934, as amended.

During the nine months ended September 30, 2003, we continued to conduct the lending business described in our Prospectus. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. While our business has been somewhat concentrated in the southwest coast of Florida, we have made loans and have portfolio loans outstanding securities by properties located in other geographic locations.

How we Account for the Loans in our Portfolio

Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at September 30, 2003 and at September 30, 2002 with comparative loan portfolio information at September 30, 2003.

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

Results of Operations, Nine months Ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, RJ Lending, Inc. generated mortgage interest and fees of $418,866 compared to $374,155 for the nine months ended September 30, 2002, an increase of $44,711. We recognize loans fee revenue when loans are funded by us. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

At September 30, 2003, we reflected loans of $2,638,943 compared to $2,484,016 at September 30, 2002 net of unfunded and loss reserves. This is an increase of $154,927. (However, this does not take into consideration investments in two limited liability companies totaling $338,559 described below. This investment has the same characteristics as interim loans but is a venture rather than a loan. From the standpoint of demand it is considered the same.)Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services which we offer on the part of our existing and new loan customers. As our source of funds increased during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

Our income during both of such nine months was comprised primarily of mortgage interest and fees. Despite an increase in this category we experienced a net operating loss in the amount of ($98,980) for the nine months ended September 30, 2003 compared to a net profit of $31,025 for the nine months ended September 30, 2002. This was the result of significantly increased operating expense for the nine months ended September 30, 2003 being $523,346 compared to $335,822 for the nine months ended September 30, 2002. The increased expenses were primarily the result of staffing increases in anticipation of future growth and interest expense related to the acquisition of additional debt for loan originations. The loss was expected and was funded from shareholder equity. The categories with the greatest increases are discussed below:

General and administrative expenses were $58,131 for the nine months ended September 30, 2003 compared to $44,757 for the nine months ended September 30, 2002, an increase of $13,374.

For the nine months ended September 30, 2003, we experienced interest expense of $211,984 as compared to $164,224 for the nine months ended September 30, 2002, an increase of $47,760. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. The increase is explained in Liquidity and Capital Resources below.

Salaries and benefits increased to $183,551 for the nine months ended September 30, 2003 from $97,420 for the nine months ended September 30, 2002, an increase of $86,131. During the past year four new employee positions were created and filled to handle loan servicing and general administration. All employee salaries are paid bi-weekly and are subject to withholding.

As a result of our public offering of our Secured Promissory Notes, certain limitations are imposed on our ability to source additional capital from out existing note holders. These notes, which carried higher rates and shorter maturities than our Secured Promissory Notes now being sold to the public, provided the initial capital that funded the company up to the effective date of the Prospectus relating to the public offering. The primary purpose of the public offering is to raise funds at a lower cost and in greater amounts than those raised prior to our becoming public. Any additional funds will be invested in new loans which will increase revenues and offset increased general and administrative expenses. Funds raised under the Public offering totaled $643,000 for the nine months ended September 30, 2003.

We anticipate that until such time as we are able to raise additional funds through the sale of our Common Stock or Secured Promissory Notes that we will operate at a loss. As funds are raised and invested in new mortgages the loss will decline relative to the amount of funds raised. In the event that we are unable to raise sufficient capital through our offering, we will reduce staff as necessary until we return to profitability.

Liquidity and Capital Resources

The sources of liquidity and capital for RJ Lending, Inc. are and have been constituted by the capital contributions of the company’s shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties, unsecured notes payable to non-related parties and funds raised through the sale of our secured promissory notes. At September 30, 2003 the capital contributions made by the holders of our Second Series Preferred Stock were $500,000. The table below reflects the various note obligations and credit arrangements between related and non-related parties.

	September 30, 2003	September 30, 2002
Notes payable: non-related parties	$790,000	$992,500
Notes payable: related parties	1,229,277	987,777
Notes payable: Secured Promissory	643,000	0
Lines of credit: related parties	487,081	296,781

Total	$3,149,358	$2,277,058

Such indebtedness reflects an increase of $872,300 from September 30, 2002 to September 30, 2003.

All of such credit arrangements are generally serviced by the payment of interest on a monthly basis at various rates of interest ranging from 10.00—10.25%. All of the notes have maturities in 2003 but may be renewed. The item identifies as lines of credit—related parties refers to an arrangement that we have as a result of the establishment of lines of credit by certain of our shareholders with First National Bank of Florida. The aggregate amount of these lines of credit is $500,000 and we may access these lines of credit for funds for use in our lending business. The interest expense incurred in the utilization of these lines of credit is the prime rate as charged by First National Bank of Florida, from time to time, plus an average of 80 basis points. The lines of credit are evidenced by promissory notes existing between First National Bank of Florida and the borrowers and are for a period of 12 months with annual renewals permitted.

At September 30, 2003, RJ Lending, Inc. was not in violation of any of the various loan terms. The lines of credit, to the extent not fully utilized, remain available to us.

At September 30, 2003, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

Loan Portfolio Composition

RJ Lending invests in loans which we categorize in the following manner: a)interim loans (first mortgage loans with terms of six months or less and involving the renovation of a property,) b)warehouse loans (first or second mortgage loans with terms greater than six months on properties requiring no renovation) and c) second mortgage loans (loans purchased from our interim and warehouse loan customers to end users on completed properties with terms of 12 months or longer.)

Our loan portfolio composition can change and usually does as a result of the comparative demand for the type of lending and financing services that we provide. We are unable to predict which of our loan types and services will be applied for by our existing and new borrowers although the primary (and preferred) types of loans resulting from our primary referral sources are interim loans.

The table below sets forth our loan portfolio composition at September 30, 2003 and 2002 and the percent of increase or decrease. This table does not take into consideration investments in two limited liability companies described below totaling $338,559. These investments have the same characteristics as interim loans but are ventures rather than loans. From the standpoint of demand, they are considered the same.

	For the nine month sending
	September 30, 2003		September 30, 2002
Type of Loan	Balance	Balance	% +/-
Interim Loans	$1,874,156	$1,388,834	+34.94
Warehouse Loans	503,895	700,563	-17.55
Second Mortgages	260,892	394,619	-52.57

Total	$2,638,943	$2,484,016	+ 6.24

Investment in Limited Liability Companies.

Through the period ended September 30, 2003, we effected investments in two limited liability companies in the amount of $338,559. Such investments were made in two limited liability companies where we act as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is a Managing Member of one of the limited liability companies and Sharp Properties is a Managing Member of the second limited liability company. These two limited liability companies hold the funds provided by us and utilize same in the renovation of existing residential real estate properties. Initial results indicate that returns on these investments equal or exceed the yields achievable for conventional interim loans. Therefore we will continue participating in these ventures as long as they achieve comparable results.

Other Real Estate Owned (ORE)

As of September 30, 2003 the Company owned two pieces of foreclosed real estate: one parcel containing two duplex dwellings in Wildwood, Florida and a single family home in St. Louis, Missouri. The former was an interim loan originated by the Company while the latter was collateral for a loan purchased by the company.

RJ Lending completed the renovation of the Wildwood parcel and at the end of the reporting period was under contract to sell the property. As part of this transaction the company contracted to purchase an adjacent property and sell both parcels as a package deal to a local investor, resulting in a break-even return of our investment. The sale was affected subsequent to the end of the reporting period and the 12/31/03 financial statements will reflect the complete transaction. At the time the loan went into default it was placed on non-accrual status and no adjustments to income are necessary.

Negotiations to sell the St. Louis property, which is in a deteriorated condition, have been unsuccessful and we are contemplating three options: renovate and sell the property under our ownership, create a joint venture with a local renovator, or sell the property at a possible loss. Our current investment basis in the property is $10,000 and any loss would be minimal. Management has not reserved for any losses because the potential to recoup its investment is equally likely.

Business Trends or Uncertainties.

We view the ongoing demand for the type of loans and lending services we provide as a “niche” or “boutique” lending business. We believe the growth in our lending business has been influenced by the more restrictive credit policies adopted by banks and other lenders regarding this aspect of mortgage lending. While there are numerous competing private investors that provide mortgage financing few focus exclusively on renovation lending. Our continued emphasis on this type of lending backed by a professional support staff has resulted in high customer retention and interest from new customers.

The business of residential home renovation continues to gain popularity and has increased substantially over the past year. Presently we are unable to meet loan demand from existing customers and are limited in the amount of funds we can make available to new customers. The specialized nature of renovation lending has tended to limit the amount of competition within this niche and we do not anticipate substantial new competition from institutional or private lenders which would significantly reduce the demand for our products and services.

Summary

Since our inception in October 1999, our lending business has shown continued growth in terms of demand. The primary factor controlling the volume of our lending business has been the limited availability of low-cost funds with which to make loans.

We continue to raise capital though the sale of our Secured Promissory Notes and Common Stock to the general public. Our mortgage investments continue to perform as anticipated and our operating loss can be primarily attributed to a staffing level sufficient to manage the operations of the company when fully subscribed.

We anticipate that the continued sale of our Securities will provide the capital needed to invest in additional mortgage loans which will in turn produce revenues sufficient to return the company to profitability.

PART II

OTHER INFORMATION

During the nine months ended September 30, 2003 we obtained a license permitting us to function in Florida as a Licensed Mortgage Lender as defined and regulated by Section 494 of the Florida Statutes.

Following the signature portion of this Report, there is a certification by John F. Kurz the Executive Vice President of the registrant. During the nine months ended September 30, 2003, there were not significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of the most recent evaluation, as referred to in the Certification.

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

RJ LENDING, INC.

/s/ John F. Kurz

Date: November 14, 2003	John F. Kurz Executive Vice President