Form 10KSB
period 2003-12-31
R J LENDING INC
filed 2004-04-22
CIK 1171211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Pilot Financial, Inc.

(Exact name of registrant as specified in its charter)

Florida	333-86516	752996764
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1717 Second Street Suite D Sarasota, Florida	34236
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code)	(941) 364-9915

1717 Second Street Suite D Sarasota, Florida	34236
(Address of principal executive offices) (Former name, former address and former) (fiscal year, if changed since last report)	(Zip Code)

Former Name: RJ Lending, Inc.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for most recent fiscal year. ($134,450)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Not applicable

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

PILOT FINANCIAL, INC.

FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

R J Lending, Inc. now known as Pilot Financial, Inc.

From our offices in Sarasota, Florida we engage in an asset based lending business involving loans usually secured by first or second liens encumbering real property. Such real property is usually residential in character, although commercial real property may sometimes be involved. The real property acting as collateral for our loans may be located in any state, but there is a concentration in the southwest coast of Florida. Our lending activity involves loan origination and the purchase, holding and sale of loans originated by other lenders. We also sell loans which we have originated.

We are conducting this public offering of our common stock and secured notes in order to reduce our reliance on private sources of the capital which we need to conduct our lending business, as well as our use of bank lines of credit. Presently the loan demand which we are experiencing exceeds our supply of available capital. Such has been the case since we commenced our lending business.

We will continue to conduct our lending business during the conduct of this offering. We have not established any minimum amount of proceeds which we must receive in this offering and we will utilize in our business any and all proceeds which we receive as a result of the sale of our common stock and secured notes. We have received gross proceeds of $728,000 from the sale of our secured notes as of November 30, 2003. We have not sold any common stock.

We commenced our business in October 1999 as a Florida limited liability company. We converted into our present corporate form effective February 1, 2002, at which time the former managing members of the limited liability company became our board of directors and our executive officers. These persons are Ronald Shenkin, who serves as a director and is President (Chief Executive Officer) and Treasurer (Chief Financial Officer) and John Kurz, who serves as a director and as Executive Vice President and Secretary. Messrs. Shenkin and Kurz have each been issued 370,400 shares of our common stock, which are the only shares of our common stock presently outstanding. Mr. Shenkin has also been issued 22,592 shares of our first series preferred stock, par value $.01 per share. On November 21, 2003 we changed our corporate name to Pilot Financial, Inc.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters and offices are located at 1717 Second Street Suite D, Sarasota, Florida where we occupy approximately 2,000 square feet of space which are leased from a related party. Please see Note “N” in the “Notes to the Financial Statements” contained further herein for additional information

ITEM 3. LEGAL PROCEEDINGS

As of the date of this statement, we are not involved as a party to any material litigation. From time to time we may be named as a party defendant in foreclosure actions commenced by holders of first mortgages which encumber property which also acts as a security for a second

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during 2003.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

In General

Effective February 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of t he Securities Exchange Act of 1934, as amended. During the fiscal year ended December 2003, we continued to conduct the lending business described in our Prospectus. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. While our business is concentrated in the Tampa Bay Metropolitan Area of Florida, we have originated real estate mortgage loans secured by properties located in other geographic locations.

How we Account for the Loans in our Portfolio

Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at December 31, 2003 and at December 31, 2002 with comparative loan portfolio information at December 31, 2003.

Our primary business activity is the origination of first mortgage loans for the purchase and renovation of affordable residential one to four family homes. Additionally but to a lesser degree we originate conventional conforming residential mortgage loans as well as commercial real estate mortgage loans. We anticipate that the origination of conventional residential mortgage loans and commercial real estate mortgage loans will increase and become a substantial part of our business. An additional activity in which we were previously active but no longer pursue as a regular business activity is the purchase of second mortgage loans which have been originated by others.

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

Income Taxes

As a corporate entity, our income is subject to federal corporate income tax at applicable rates (expected to be 15%). As a corporation subject to federal corporate income tax, we are required to accrue all items of income for each tax reporting period (the fiscal year beginning January 1, 2003 through the fiscal year ending December 31, 2003) from which we may deduct our accrued operating expenses, including interest accrued on our then-outstanding secured notes. Dividends declared with respect to our then-outstanding first and second series preferred stock and our common stock are not deductible expenses for tax calculation purposes. After taking into account any applicable credits, loss carry forward and other adjustments to our net income, such will be subject to tax at the applicable Code rate. We will also be subject to Florida corporate income tax at an effective rate of 5.5%. Provisions for such tax will then be made reducing net income available for dividend and other purposes.

Results of Operations, Fiscal year Ended December 31, 2003 and 2002

For the fiscal year ended December 31, 2003, we generated mortgage interest and fees of $601,156 compared to $525,827 for the fiscal year ended December 31, 2002, an increase of $75,329. We recognize loan fee revenue when loans are funded by us. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

At December 31, 2003, we reflected loans of $2,958,095 compared to $2,669,686 at December 31, 2002 net of unfunded and loss reserves. This is an increase of $288,409. (However, this does not take into consideration investments in two limited liability companies totaling $204,747 described below. These investments have the same characteristics as interim loans but are joint ventures rather than loans.) Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services we offer on the part of our existing and new loan customers. As our source of funds increased during the fiscal year ended December 31, 2003 compared to the fiscal ended December 31, 2002, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

Our income during both of such fiscal year was comprised primarily of mortgage interest and fees plus gains on sale of real estate renovated and sold by the two joint ventures described above. .Despite an increase in this category we experienced a net operating loss in the amount of ($134,540) for the fiscal year ended December 31, 2003 compared to a net profit of $28,739 for the fiscal year ended December 31, 2002. This was the result of significantly increased operating expense for the fiscal year ended December 31, 2003 being $735,696 compared to $487,614 for the fiscal year ended December 31, 2002, an increase of $248,082. The loss was funded from shareholder equity.

The increased expenses were primarily the result of staffing increases due to growth as well as increased interest expense related to the acquisition of additional debt for loan originations. The categories with the greatest increases are discussed below:

Advertising: Advertising expenses increased significantly for the year ended December 31, 2003 as a result of an increase in advertising related to the public offer of our debt and equity securities. As an Issuer-Dealer we have elected to market these securities in-house without the assistance of an outside broker-dealer, relying instead on retail advertising in our local market. We continually review our advertising and make adjustments based on cost and effectiveness.

General and administrative expenses were $78,440 for the fiscal year ended December 31, 2003 compared to $51,401 for the fiscal year ended December 31, 2002, an increase of $27,039. This is attributable to increased office overhead consisting of rent, utilities and other items related to additional personnel and increased loan volume.

For the fiscal year ended December 31, 2003, we experienced interest expense of $272,990 as compared to $223,628 for the fiscal year ended December 31, 2002, an increase of $49,362. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. Despite the overall increase our average cost of funds declined slightly due to the impact of lower cost capital raised through the sale of secured promissory notes in the amount of $872,000. We will continue to pursue the sale of secured notes in an attempt to further lower our average cost of funds. Additional details are explained in Liquidity and Capital Resources below.

Salaries and benefits increased to $242,414 for the fiscal year ended December 31, 2003 from $161,330 for the fiscal year ended December 31, 2002, an increase of $81,084. This amount includes salaries for one part-time position which has since been eliminated in order to reduce costs and a full-time position which was created in connection with the public offer of our securities in Florida. All employee salaries are paid bi-weekly and are subject to withholding.

As a result of our public offering of our secured promissory notes, certain limitations are imposed on our ability to source additional capital from out existing note holders. These notes, which have higher rates and shorter maturities than our secured promissory notes now being sold to the public, provided the initial capital that funded the company up to the effective date of the Prospectus relating to the public offering.

The primary purpose of the public offering is to raise funds at a lower cost and in greater amounts than those raised prior to our becoming public. Any additional funds will be invested in new loans which will increase revenues and offset increased general and administrative expenses. Funds raised under the public offering totaled $872,000 for the fiscal year ended December 31, 2003.

We have analyzed the results of operations for the twelve month period ended December 31,2003 plan and have determined the strategies which must be implemented in order to return the company to profitability.

Working Capital.

The key component of our business plan is the acquisition of lower cost funds raised through the public sale of our debt and equity securities. During the early part of 2003 staff was increased to the minimum level necessary to provide adequate service to our customers but more importantly to ensure that the mortgage loans we originate are closed and serviced correctly. Our current staff is adequate to handle the additional loans that would be originated using the proceeds of the full $10mm offering.

We believe that our past and present portfolio of loans performs in a predictable manner and at the present time, revenue derived therefrom appears to be somewhat constant. Accordingly, we believe that it is important that we increase the amount of funds which we may use in our lending while at the same time reducing the cost of such funds. This places even greater emphasis on achieving success in our efforts to publicly sell our secured notes and common stock.

As a Florida Licensed Mortgage Lender we may offer various services and products to the public. One such product is the sale of mortgage loans to non-institutional purchasers who purchase whole loans with a view to enhancing portfolio return. Under this scenario we sell mortgage loans to purchasers which are evidenced by an endorsed promissory note and a recorded assignment of mortgage. The terms of each sale are individually negotiated but generally we retain servicing on the note and receive a spread between the note coupon rate and the rate passed through to the borrower, plus any fees associated with the loan.

We have only engaged in the sale of whole loans in negotiated transactions on a limited basis.

Income.

Our primary revenues are derived from interim mortgage loans via origination fees, renewal fees and interest payments made by borrowers during the holding period of the loan. A constraint against increasing rates and fees (in addition to economic and competitive factors) is Florida’s usury laws, which limit annual interest from both sources to 18.00%. In order to increase fee income we have participated in financing “flip” transactions wherein the purchaser of a real estate parcel will “flip” the contract without renovating the property, typically within thirty days of taking title. (These transactions meet the same underwriting criteria as if the purchaser were buying the property to renovate.) These transactions increase fee income as loan proceeds are returned in a shorter period of time, allowing us to earn additional fees by originating more loans. This has been a successful strategy and we will continue to identify and fund these transactions whenever appropriate.

During the fourth quarter of fiscal 2003, we began offering conventional residential real estate and commercial real estate loans. This lending activity involves the origination of new residential or commercial loans utilizing appropriate underwriting standards and represents an activity which is in addition to our more specialized short term lending activities.

In order to conduct residential real estate lending on an economic scale, we have hired an employee that we believe has appropriate experience in conventional residential lending. We have also hired an employee with approximately 20 years of experience in the origination of all types of commercial loans in the southwest Florida area and elsewhere. These new activities are intended to augment the interest and other revenue that we realize from our short term lending activities as described elsewhere herein and in this Prospectus.

We believe we will breakeven or show a modest profit during the first quarter of first half of the 2004 fiscal year. The combination of interest and fee income generated by increased capital and fee revenue generated from the two new lending activities are expected to provide a foundation for continued profitability.

Liquidity and Capital Resources

The sources of liquidity and capital for Pilot Financial, Inc. are and have been constituted by the capital contributions of the company’s shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties, unsecured notes payable to non-related parties and funds raised through the sale of our secured promissory notes. At December 31, 2003 the capital contributions made by the holders of our Second Series Preferred Stock were $500,000. The table below reflects the various note obligations and credit arrangements between related and non-related parties.

	December 31, 2003	December 31, 2002
Notes payable: non-related parties	$790,000	$1,090,000
Notes payable: related parties	1,390,927	1,204,277
Notes payable: sec. promissory notes	728,000	0
Lines of credit: related parties	487,081	497,081

Total	$3,396,008	$2,791,358

Such indebtedness reflects an increase of $604,650 from December 31, 2002 to December 31, 2003.

All of such credit arrangements are generally serviced by the payment of interest on a monthly basis at various rates of interest ranging from 10.00 - 10.25%. All of the notes have annual maturities and are renewable. The item identified as “lines of credit - related parties” refers to an arrangement that we have as a result of the establishment of lines of credit by certain of our shareholders with First National Bank of Florida. The aggregate amount of these lines of credit is $400,000 and we may access them directly for use in our lending business. Additionally one of our shareholders has advanced funds directly to us in the amount of $100,000 at the same rate, raising the total funds available from this source to $500,000. The interest expense incurred in the utilization of these lines of credit is the prime rate as charged by First National Bank of Florida, from time to time, plus an average of 80 basis points. The lines of credit are evidenced by promissory notes existing between First National Bank of Florida and the borrowers and are for a period of 12 months with annual renewals permitted.

At December 31, 2003, we were not in violation of any of the various loan terms governing such described credit arrangements. The lines of credit, to the extent not fully utilized, remain available to us.

At December 31, 2003, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

Loan Portfolio Composition

We invest in loans which we categorize in the following manner: a)interim loans (first mortgage loans with terms of fiscal year or less and involving the renovation of a property,) b)warehouse loans (first or second mortgage loans with terms greater than six months on properties requiring no renovation) and c) second mortgage loans (loans purchased from our interim and warehouse loan customers to end users on completed properties with terms of 12 months or longer.)

Our loan portfolio composition can and has changed as a result of the comparative demand for the type of lending and financing services that we provide. We are unable to predict which of our loan types and services will be applied for by our existing and new borrowers although the primary (and preferred) types of loans resulting from our primary referral sources are interim loans.

The table below sets forth our loan portfolio composition at December 31, 2003 and 2002 and the percent of increase or decrease. This table does not take into consideration investments in two limited liability companies described below totaling $207,747. These investments have the same characteristics as interim loans but are joint ventures rather than loans. As such they are reflected separately in our financial statements.

	For the fiscal year ending
Type of Loan	December 31, 2003 Balance	December 31, 2002 Balance	% +/-
Interim Loans	$2,165,836	$1,706,535	+26.91
Warehouse Loans	600,111	705,320	-14.92
Second Mortgages	222,027	273,398	-18.79

Total	$2,987,974	$2,685,253	+11.27

Investment in Limited Liability Companies.

Through the period ended December 31, 2003, we effected investments in two limited liability companies in the amount of $204,747. Such investments were made in two limited liability companies where we act as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is the Managing Member of one of the limited liability companies and Sharp Properties is the Managing Member of the second limited liability company. These two limited liability companies hold the funds provided by us and utilize same in the renovation of existing residential real estate properties. In terms of investment there is no difference in the nature of the collateral or the use of funds as compared to lending funds for the same purpose. The benefit to us is that the total return includes a 50% percentage of profits that are normally retained by the borrower. As a result yields on invested funds may be substantially higher than those on funds that are used for interim loans. At this time we have limited participation in these ventures since they produce gain at the time of renovated property sale rather than monthly income, thereby affecting cash flow. This program may be expanded at such time as available capital increases.

Other Real Estate Owned (ORE)

As of December 31, 2003 the Company owned one piece of foreclosed real estate in St. Louis, Missouri. The property was collateral for a loan purchased by the Company rather than originated by the Company. We have elected to complete renovations of the property with a local St. Louis firm either as a partner or on a fee basis. Sale prices in the neighborhood on comparable properties range indicated a finished value of $40,000. Our basis a of December 31, 2003 was $10,386 and repairs are estimated between $10,000 and $15,000. Management has elected not to reserve against losses on this property because it believes the total investment will be recouped.

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

Summary

Since our inception in October 1999, our lending business has shown continued growth in terms of demand. The primary factor controlling the volume of our lending business has been the comparatively limited amount of funds having an appropriate cost with which to make loans.

We will continue to raise capital though the public sale of our secured promissory notes and common stock in Florida. We anticipate that the continued sale of our securities will provide the capital needed to invest in additional mortgage loans which will in turn produce revenues sufficient to return the company to profitability.

PART II

Other information

During the fiscal year ended December 31, 2003 we obtained a license permitting us to function in Florida as a Licensed Mortgage Lender as defined and regulated by Section 494 of the Florida Statutes.

Following the signature portion of this Report, there is a certification by John F. Kurz the Executive Vice President of the registrant. During the fiscal year ended December 31, 2003, there were not significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of the most recent evaluation, as referred to in the Certification.

As of a date within 90 days of the filing date of this annual report, the registrant has evaluated the effectiveness of the registrant’s disclosure, controls and procedures and believes such controls and procedures to be effective based upon such evaluation.

Pursuant to Item 10(f) of Regulation SB, the Registrant hereby incorporates by reference the Prospectus dated March 3, 2004 which is contained as a part of a Registration Statement, Commission File No. 333-86516, which became effective March 3, 2004. Such Registration Statement has been amended by Post-Effective Amendment No. 1.

ITEM 7. FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are the audited financial statements of the Registrant for the fiscal year ended December 31, 2003 and which are comprised of

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

March 24, 2004

TO THE STOCKHOLDERS

PILOT FINANCIAL, INC.

Sarasota, Florida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying statement of financial condition of Pilot Financial, Inc. formerly RJ Lending, Inc. as of December 31, 2003, and the related statements of operations and stockholders’ equity and cash flows for the year then ended. We have also audited the accompanying consolidated statement of financial condition of RJ Lending, Inc. formerly R&J Warehouse Lending, LLC as of December 31, 2002 and the related consolidated statements of operations and stockholders’/members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pilot Financial, Inc. formerly RJ Lending, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RJ Lending, Inc. formerly R&J Warehouse Lending, LLC as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Bobbitt, Pittenger & Company, P.A.

Certified Public Accountants

PILOT FINANCIAL, INC., FORMERLY RJ LENDING, INC.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31,

	2003	2002
		(Consolidated)
ASSETS
CURRENT ASSETS
Cash	$108,296	$56,873
Interest and fees receivable	107,907	49,493
Mortgages, current, net of unfunded mortgage proceeds of $174,389 and $147,165 and net of loss reserves of $28,312 and $2,116	2,802,836	2,446,820
Other receivable	45,000
Other current assets	1,457	75

TOTAL CURRENT ASSETS	3,065,496	2,553,261

OTHER ASSETS
Furniture and equipment, net	32,215	26,726
Software, net	36,144	34,616
Other real estate owned	10,386	84,616
Mortgages, long-term, net of loss reserves of $1,568 and $13,451	155,259	222,866
Deferred costs, net	22,954	24,594
Syndication costs, net	204,795	68,815

TOTAL OTHER ASSETS	461,753	462,233

INVESTMENT IN LIMITED LIABILITY COMPANIES	204,747	295,258

TOTAL ASSETS	$3,731,996	$3,310,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$4,073	$9,990
Investor pass-through	47,036	2,810
Notes payable, current portion	845,000	1,090,000
Notes payable, related parties	1,390,927	1,204,277
Lines of credit	487,081	497,081
Dividends payable	3,140	23,291

TOTAL CURRENT LIABILITIES	2,777,257	2,827,449

DEFERRED TAX LIABILITY		3,424

NOTES PAYABLE, LONG-TERM PORTION	673,000

TOTAL LIABILITIES	3,450,257	2,830,873

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 10,000,000 shares authorized:
First series, $0.16 cumulative voting stock, 22,592 shares issued and outstanding	226	226
Second series, $0.08 cumulative voting, convertible stock, 740,800 shares issued and outstanding, convertible to one share common for one share of preferred	7,408	7,408
Common stock, $0.01 par value, 40,000,000 shares authorized, 740,800 shares issued and outstanding	7,408	7,408
Additional paid-in capital	514,958	514,958
Retained deficit	(248,261)	(50,121)

TOTAL STOCKHOLDERS’ EQUITY	281,739	479,879

TOTAL LIABILITIES AND EQUITY	$3,731,996	$3,310,752

See notes to financial statements

PILOT FINANCIAL, INC., FORMERLY RJ LENDING, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2003	2002
		(Consolidated)
REVENUES
Mortgage interest and fees	$593,185	$525,210
Other revenue	7,971	617

TOTAL REVENUE	601,156	525,827

EXPENSES
Advertising	22,488	1,305
Depreciation and amortization	64,350	22,413
Distributions to managers		6,465
General and administrative	78,440	51,401
Interest	272,990	223,628
Loan servicing	1,162	3,704
Payroll, payroll taxes, and employee benefits	242,414	161,330
Professional fees	53,852	17,368

TOTAL EXPENSES	735,696	487,614

(LOSS) INCOME BEFORE INCOME TAXES	(134,540)	38,213

PROVISION FOR INCOME TAXES		9,474

NET (LOSS) INCOME	$(134,540)	$28,739

NET LOSS PER SHARE, after adjustment for annual preferred stock dividends of $63,600.	$(0.27)	$(0.06)

See notes to financial statements

PILOT FINANCIAL, INC., FORMERLY RJ LENDING, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2003 AND 2002

	First Series Preferred Stock		Second Series Preferred Stock		Common Stock		Additional Paid-In Capital		Retained Deficit		Members’ Equity		Total
MEMBERS’ EQUITY, (consolidated) January 1, 2002	$		$		$		$		$			$500,000	$500,000
Issuance of stock		226		7,408		7,408		514,958				(500,000)	30,000
Net income										28,739			28,739
Distributions to shareholders										(15,260)			(15,260)
Dividends on preferred stock										(63,600)			(63,600)

MEMBERS’ EQUITY, (consolidated) December 31, 2002		226		7,408		7,408		514,958		(50,121)			479,879
Net loss										(134,540)			(134,540)
Dividends on preferred stock										(63,600)			(63,600)

STOCKHOLDERS’ EQUITY, December 31, 2003		$226		$7,408		$7,408		$514,958		$(248,261)	$		$281,739

See notes to financial statements

PILOT FINANCIAL, INC., FORMERLY RJ LENDING, INC.

STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

	2003	2002
		(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(134,540)	$28,739
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation expense	23,757	5,945
Amortization expense	1,640	16,468
Amortization of debt issuance costs	44,169
Gain on sale of joint venture property	(46,807)
Impairment loss on other real estate owned		7,000
Increase in interest and fees receivable	(58,414)	(16,769)
Increase in other receivables	(45,000)
Increase in other current assets	(1,382)
Increase in due from related parties		(2,346)
Decrease in interest payable		(13,722)
Decrease in accrued expense/other	(5,917)	(12,654)
Decrease (increase) in deferred tax liability	(3,424)	3,424

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(225,918)	16,085

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in investor pass-through, net	44,226
Payments for syndication costs	(180,149)	(51,767)
Increase in mortgages owned, net	(288,409)	(405,000)
Purchase of property and equipment	(15,002)	(18,757)
Purchase of software	(15,772)	(41,362)
Advances to joint ventures	(642,935)	(295,258)
Proceeds from joint ventures	780,253
Other real estate owned, net	74,230

NET CASH USED BY INVESTING ACTIVITIES	(243,558)	(812,144)

See notes to financial statements

PILOT FINANCIAL, INC., FORMERLY RJ LENDING, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

YEAR ENDED DECEMBER 31,

	2003	2002
		(Consolidated)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	1,279,650	1,731,500
Principal payments on notes payable	(665,000)	(850,248)
Principal payments on line of credit	(10,000)
Distribution to stockholders/members		(15,260)
Dividends paid	(83,751)	(63,600)

NET CASH PROVIDED BY FINANCING ACTIVITIES	520,899	802,392

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,423	6,333

CASH AND CASH EQUIVALENTS, beginning of year	56,873	50,540

CASH AND CASH EQUIVALENTS, end of year	$108,296	$56,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$272,990	$237,350

Taxes paid	$420

Non cash financing transactions:
Issuance of first series preferred stock in exchange for forgiveness of note payable		$30,000

Issuance of second series preferred stock in exchange for members’ interest in predecessor company		$500,000

Issuance of common stock to officers (former managers) of Company		$7,408

See notes to financial statements

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pilot Financial, Inc. (“the Company”), formerly RJ Lending, Inc., was organized in the state of Florida on October 15, 2000. During the year ended December 31, 2003 the Company changed its name to Pilot Financial, Inc. Prior to February 1, 2002, the Company was a limited liability company known as R&J Warehouse Lending, LLC. The balances for the year ended December 31, 2002 include one month’s operations of R&J Warehouse Lending, LLC.

The purpose of the Company is to place and service short-term loans for the purchase and refurbishment of houses and purchase second mortgages secured by second liens on real estate.

Prior to February 1, 2002, profits and losses were allocated and cash distributions were made in accordance with the members’ operating agreement. According to this agreement, members received a 12% preferred return on their investment in the Company, disbursed quarterly. Any profits remaining after the preferred returns were paid 50% to the members and 50% to the managers. At December 31, 2002, none of the profits were included as current distributions payable.

Basis of Presentation of Consolidation

The 2002 consolidated financial statements include the accounts of R&J Warehouse Lending, LLC, and its wholly-owned subsidiary, Asset Management Ventures, LLC (“AMV”). On March 11, 2002, the Company sold AMV. (See Note Q.)

Method of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when goods or services are received.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2003 and 2002.

Investments in Limited Liability Companies

The Company’s joint venture partnerships are accounted for using the equity method of accounting. As such, the Company records the investment at cost and adjusts the carrying amount of the investment to recognize the Company’s share of earnings or losses.

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Furniture and Equipment

Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

Capitalized Software Costs

The Company capitalizes certain computer software costs after technological feasibility has been established. Costs are amortized using the straight-line method over a period not to exceed three years.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS are not shown as the computation is considered anti-dilutive.

Other Real Estate Owned

Other real estate owned includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded on the date acquired at the lower of the net loan balance or fair market value based on certified appraisals (less estimated costs to sell). Upon recording these properties any resulting loss is charged to expense as incurred. Foreclosed assets are not depreciated. In addition, any legal fees and other direct costs incurred in a foreclosure are charged to expense when incurred. Valuations are periodically performed by management and any subsequent write-downs or gains or losses from disposition are expensed as incurred.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Prior to February 1, 2002, net income generated by the Company was included in the income tax returns of the members.

Advertising

Advertising costs are charged to expense as incurred. The Company’s advertising costs totaled approximately $22,000 and $1,300 for the years ended December 31, 2003 and 2002, respectively.

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue is recognized when an agreement exists, prices are determinable, products are delivered, and collectibility is reasonably assured. Accordingly, interest income is recognized when interest becomes due to the Company in accordance with executed loan agreements. Loan fees are received for interim and warehouse mortgages. Such revenue is recognized when loans are funded by the Company as loans are held for a short period of time, typically less than 180 days.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 financial statement presentation. Such reclassifications had no effect on 2002 net income as previously reported.

NOTE B - MORTGAGES

The Company originates and services interim mortgages. These mortgages fund purchases of houses, along with construction costs, to customers who renovate and resell the houses. These are primarily six month loans with an interest rate of 14% and origination fees ranging between 2% and 4%. (See Note N.) The net balances receivable were $2,165,836 and $1,706,535 at December 31, 2003 and 2002, respectively.

The Company makes warehouse loans with interest rates ranging from 12% to 14%. These loans usually mature in one year. These are mortgages on properties secured by real estate for customers who have completed construction and repairs of a house. The net balances receivable were $600,111 and $705,320 at December 31, 2003 and 2002, respectively.

The Company occasionally purchases and services residential second mortgages from loan originators. The loans are held at various rates. The balances receivable were $222,027 and $273,398 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, $65,200 and $37,081, respectively, were current assets.

The majority of the Company’s mortgages are short term and management believes all are collectible. The Company does not put mortgages on non-accrual status. The Company elects to foreclose on past due mortgages in accordance with state law. Once the Company decides to foreclose, they cease accruing interest.

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE B – MORTGAGES (CONTINUED)

An analysis of loan loss reserves follows:

	December 31,
	2003	2002
Beginning balance	$15,567	$11,567
Provision for loan loss reserves	14,313	4,000

Ending balance	$29,880	$15,567

NOTE C - FURNITURE AND EQUIPMENT, NET

The summary of equipment at December 31 is as follows:

	2003	2002
Furniture and equipment	$45,808	$32,730
Leasehold improvements	5,719	3,795
Less: accumulated depreciation	(19,312)	(9,799)

	$32,215	$26,726

NOTE D - SOFTWARE, NET

The summary of software at December 31 is as follows:

	2003	2002
Software	$64,402	$48,630
Less: accumulated depreciation	(28,258)	(14,014)

	$36,144	$34,616

NOTE E - OTHER REAL ESTATE OWNED

Other real estate owned is presented at the lower of the net loan balance or fair market value. As of December 31, 2003, the Company owns one property which is classified as other real estate owned. During the year ended December 31, 2002 the Company recorded an impairment loss of $7,000 on the property, which is included in general and administrative expense.

Expenses applicable to other real estate owned were $2,569 for legal services. These expenses are included in professional fees.

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE F - DEFERRED COSTS

Deferred costs consist primarily of costs directly attributable to acquiring and collecting second mortgages. Deferred costs are amortized over the life of the second mortgages, which range from 3 to 28 years.

The summary of deferred costs is as follows:

	2003	2002
Deferred costs	$31,751	$31,751
Less: accumulated depreciation	(8,797)	(7,157)

	$22,954	$24,594

NOTE G – SYNDICATION COSTS, NET

Syndication costs consists primarily of amounts paid for legal, accounting, and other fees related to the Company’s registration with the United States Securities and Exchange Commission (“SEC”), which was completed in February 2003. These costs are currently being amortized over the life of the related debt, but will be allocated between debt and equity once the registration statement becomes effective. The equity related costs will be charged against stockholders’ equity and debt costs will be expensed.

NOTE H - INCOME TAXES

The income tax (benefit) provision consisted of the following for the years ended December 31:

	2003	2002
Current tax (benefit) provision
Federal	(18,884)	4,568
State	(7,959)	1,482

Tax (benefit) provision	26,843	3,424

	$—	$9,474

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE H - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax asset and liability is as follows, as of December 31:

	2003	2002
Deferred tax asset
Net operating loss	$26,843	$
Valuation allowance	(15,395)

	11,448
Deferred tax liability
Depreciation	(4,317)		(3,424)
Software amortization	(7,131)

	(11,448)		(3,424)
Net deferred tax asset/(liability)	$—		$(3,424)

NOTE I - CAPITAL STOCK

Upon conversion to a corporation in February 2002, RJ Lending, Inc. issued common and preferred stock to officers and former members of R&J Warehouse Lending, LLC as detailed below:

For forgiveness of debt of $30,000, the Company issued 22,592 shares of $0.01 par value first series preferred stock. These shares are entitled to $0.16 cumulative dividend per share or an aggregate amount of $3,600 per year. First series preferred stock has a liquidation preference of $1 per share.

To former members, the Company issued 740,800 shares of $0.01 par value second series preferred stock. These shares are entitled to a $0.08 cumulative dividend per share or an aggregate amount of $60,000 per year. Second series preferred stock is convertible to one share of common stock for one share of preferred, and has no liquidation preference.

The Company issued 740,800 shares of $0.01 par value common stock to officers of the Company.

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE J - NET LOSS PER SHARE

The following sets forth the computation of basic earnings per share. Diluted earnings per share have not been shown, as the computation is considered anti-dilutive.

NUMERATOR
Net loss	$(134,540)
Dividends on preferred stock	(63,600)

$(198,140)

DENOMINATOR
Denominator for basic earnings per share	$740,800

Basic net loss per share	$(0.27)

NOTE K - SHORT TERM NOTES PAYABLE

As of December 31, 2003 and 2002, the Company had issued notes to individuals that will mature in 2004 and 2003, respectively. The notes maintain a principal balance of $2,179,277 and $2,294,277, respectively, in aggregate until maturity. A significant portion of these notes are with related parties, see Note N. Interest-only payments are paid monthly at various rates from 9% to 11%. At December 31, 2003 and 2002, certain mortgages were pledged as collateral for these notes. At December 31, 2003 and 2002, mortgages of $150,000 and $243,935, net of unfunded reserves of $0 and $9,700, were pledged, respectively.

NOTE L – SECURED PROMISSORY NOTES

During 2003, the Company issued promissory notes related to its public offering. These notes have maturities of 18 months, 36 months or 60 months and are secured by the Company’s portfolio of mortgages. Interest only payments are paid monthly at rates of 6%, 7% or 8% depending on maturity. The maximum principal amount authorized under the Company’s prospectus is $10,000,000. At December 31, 2003 the principal balance was $728,000.

Maturities of secured promissory notes are as follows:

Year Ending December 31,
2004	$55,000
2005	55,000
2006	190,000
2007
2008	428,000

$728,000

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE M - CONCENTRATION OF CREDIT RISK

A credit risk concentration results when a Company has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Much of the Company’s business activity is with customers located within the Southwest Florida area. The mortgage portfolio is diversified among types of loans. Mortgages are expected to be repaid from cash flows or proceeds from the sale of selected assets from borrowers. The amount of collateral obtained upon extension of credit is based upon the amount of the mortgage and the Company’s credit evaluation of the mortgagee. Collateral primarily includes residential homes. The concentration of credit risk by type of mortgage is set forth in Note B.

The Company invests in various financial institutions whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $100,000. The Company had deposits in excess of FDIC limits of approximately $25,000 at December 31, 2003.

NOTE N - RELATED PARTY TRANSACTIONS

The Company leases office space from an officer (former manager) and an investor (former member) of the Company under an operating lease agreement. The agreement is cancelable by either party at any time. During 2002, the lease was amended so that all rent payments are to the investor (former member). During the year ended December 31, 2002, the Company paid rent of $1,500 to an officer (former manager) of the Company. The Company paid rent of $17,077 and $10,955, respectively to an investor (former member) of the Company in 2003 and 2002.

Prior to February 1, 2002, for services rendered to the Company, the managers were entitled to receive loan origination fees and 12.5% of interest payments received on certain interim mortgages, in addition to their share of profits after the members’ guaranteed 12% return (see Note A). Loan origination fees were received directly by the managers and are included as revenue and distributions to managers of $46,846 as of December 31, 2002. Interest payments received by the Company and paid to the managers were $6,465 during 2002, and are included as distributions to managers.

During 2003, the Company renewed loans from investors (former members) of the Company that will mature in 2004. The notes maintain a principal balance of $1,389,277 and $1,209,277 as of December 31, 2003 and 2002, respectively, until maturity. Interest-only payments are paid monthly at various rates from 10% to 12%. Interest expense totaled $127,438 and $101,392 for the years ended December 31, 2003 and 2002 and is included in interest expense.

Certain investors (former members) of the Company have made $500,000 of revolving lines of credit available to the Company. Advances on the credit lines carry an interest rate of 1% over prime. Interest expense was approximately $24,000 and $21,000 and is included in interest expense at December 31, 2003 and 2002, respectively. The amounts outstanding on the lines of credit were $487,081 and $497,081 at December 31, 2003 and 2002, respectively.

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has a loan participation agreement with an investor (former member) whereby mortgages are sold to the investor without recourse. The Company collects interest and principal payments for the loans and disburses payments to the investor. At December 31, 2003 and 2002, $47,036 and $2,810, respectively, was due to the investor.

During the years ended December 31, 2003 and 2002, the Company paid legal fees of $15,408 and $750, respectively, to an investor (former member) of the Company.

NOTE O - COMMITMENTS AND CONTINGENCIES

The Company has commitments for unfunded reserves on interim mortgages. The Company retains a portion of the mortgage amount while the borrower renovates the property. As the work is completed, the reserve money is distributed to the borrower or it is used as a credit against the amount owed to the Company when the mortgage is paid. Unfunded reserves were approximately $174,000 and $147,000 at December 31, 2003 and 2002, respectively.

NOTE P - SALE OF SUBSIDIARY

On March 11, 2002, the Company sold its subsidiary, Asset Management Ventures, LLC. Proceeds received were approximately $13,000 in cash and a $40,000 note, secured by second mortgages held by the subsidiary. The loan bears interest at 14%, matures in March 2004, and is included in mortgages receivable as of December 31, 2003.

NOTE Q - INVESTMENTS IN LIMITED LIABILITY COMPANIES

During 2002, the Company entered into two joint venture partnership agreements with two individuals. The joint ventures, known as The Armenia Group, LLC (“Armenia”) and The Kenilworth Group, LLC, (“Kenilworth”) were formed to purchase, renovate, and resell residential and commercial real estate. The Company contributed cash to each company and has a 50% profit interest in each. Summary financial statements for each joint venture as of December 31, 2003 and 2002 are as follows:

The Armenia Group, LLC

	2003	2002
Current Assets	$132,489		$224,500
Other Assets	500

Total Assets	132,989		224,500

Equity	$132,489		$224,500

Total Revenues	$730,218	$
Total Expenses	638,707

Net Income	$91,511		$—

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE Q - INVESTMENTS IN LIMITED LIABILITY COMPANIES (CONTINUED)

The Kenilworth Group, LLC

	2003	2002
Property and Equipment, net	$69,677	$68,134
Other Assets	2,081	2,624

Total Assets	71,758	70,758

Equity	$71,758	$70,758

Total Revenues	$1,543	$—
Total Expenses	543	90

Net Income	$1,000	$(90)

NOTE R - COMMITMENTS AND CONTINGENCIES

The Company has two employees that were funded entirely by the Company’s President, at no expense to the Company. This contribution is not carried as a receivable nor is it expensed to the Company. At such time as the operations become profitable, funds will be reimbursed on an expense basis according to a percentage of fee income received by the Company. In the event the operations are not profitable there will be no expense to the Company and any such losses will be borne exclusively by the President.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Registrant incorporates the information set forth in the Prospectus contained as a part of the Registration Statement earlier referenced in this Report and in the Prospectus section captioned “MANAGEMENT”.

There is no trading market for the Registrant’s Common Stock. Accordingly the provisions of Section 16(a) of the Securities Exchange Act of 1934. as amended, are not applicable to the Registrant as of the time of the filing of this Annual Report.

ITEM 10.	EXECUTIVE COMPENSATION

See the Prospectus contained as a part of the Registration Statement, “MANAGEMENT”.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the Prospectus contained as a part of the Registration Statement, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	See response to ITEM 7.

(b)	No 8-K Reports were filed during the fiscal year ended December 31, 2003.

ITEM 14.	CONTROLS AND PROCEDURES

Not Applicable

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this ITEM 15 will be provided by amendment to this Annual Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilot Financial, Inc.

Date: April 14, 2004	/s/ John F. Kurz
John F. Kurz
Executive Vice-President and Chief Financial Officer