Form 10QSB
period 2004-03-31
R J LENDING INC
filed 2004-05-17
CIK 1171211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-86516

Pilot Financial, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	75-2996764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

PILOT FINANCIAL, INC.

FORMERLY RJ LENDING, INC.

REPORT ON REVIEWS OF

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

MARCH 31, 2004 AND 2003

Bobbitt, Pittenger & Company, P.A.

PILOT FINANCIAL, INC.

FORMERLY RJ LENDING, INC.

May 3, 2004

TO THE STOCKHOLDERS

PILOT FINANCIAL, INC. FORMERLY RJ LENDING, INC.

Sarasota, Florida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have reviewed the accompanying statement of financial condition of Pilot Financial, Inc. formerly RJ Lending, Inc. as of March 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2004 and the statements of operations and cash flows for the three months ended March 31, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pilot Financial, Inc. formerly RJ Lending, Inc.

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

In accordance with United States Securities and Exchange Commission Regulation S-X, footnotes have been omitted in these interim financial statements, as footnote disclosure would substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2003. These financial statements should be read in conjunction with the December 31, 2003 financial statements.

/s/ Bobbit, Pittenger & Company, P.A.

Certified Public Accountants

PILOT FINANCIAL, INC.

FORMERLY RJ LENDING, INC.

STATEMENT OF FINANCIAL CONDITION

MARCH 31, 2004

ASSETS

CURRENT ASSETS
Cash	$78,900
Interest and fees receivable	152,554
Other receivables	45,000
Mortgages, current, net of unfunded reserves of $350,440 and net of loss reserves of $28,338	3,170,215
Other current assets	2,457

TOTAL CURRENT ASSETS	3,449,126

OTHER ASSETS
Furniture and equipment, net	32,684
Software, net	36,144
Other real estate owned	10,386
Mortgages, long-term, net of loss reserves of $1,542	147,196
Deferred costs, net	22,954
Syndication costs, net	207,582

TOTAL OTHER ASSETS	456,946
INVESTMENT IN LIMITED LIABILITY COMPANIES	382,818

TOTAL ASSETS	$4,288,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,539
Investor pass-through	264,361
Notes payable, current portion	910,000
Notes payable, related parties	1,483,277
Lines of credit	486,081
Dividends payable	14,132

TOTAL CURRENT LIABILITIES	3,182,390

NOTES PAYABLE, LONG-TERM PORTION	853,000

TOTAL LIABILITIES	4,035,390

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 10,000,000 shares authorized:
First series, $0.16 cumulative voting stock, 22,592 shares issued and outstanding	226
Second series, $0.08 cumulative voting, convertible stock, 740,800 shares issued and outstanding, convertible to one share common for one share of preferred	7,408
Common stock, $0.01 par value, 40,000,000 shares authorized, 740,800 shares issued and outstanding	7,408
Additional paid-in capital	514,958
Retained deficit	(276,500)

TOTAL STOCKHOLDERS’ EQUITY	253,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,288,890

See Accountant’s Review Report

PILOT FINANCIAL, INC.

FORMERLY RJ LENDING, INC.

STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2004	2003
REVENUES
Mortgage interest and fees	$191,652	$129,544
Income from investment in Limited Liability Companies	2,111

TOTAL REVENUE	193,763	129,544

EXPENSES
Depreciation and amortization	18,675	5,464
General and administrative	30,713	20,657
Interest	79,412	61,729
Loan servicing	500	4,834
Payroll, payroll taxes, and employee benefits	71,309	50,045
Professional fees	7,401	12,590

TOTAL EXPENSES	208,010	155,319

LOSS BEFORE INCOME TAXES	(14,247)	(25,775)

INCOME TAX BENEFIT		5,500

NET LOSS	$(14,247)	$(20,275)

NET LOSS PER SHARE, after adjustment for preferred stock dividends of $13,992 and $15,990, respectively.	$(0.0381)	$(0.0059)

See Accountant’s Review Report

PILOT FINANCIAL, INC.

FORMERLY RJ LENDING, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

MARCH 31, 2004

	First Series Preferred Stock	Second Series Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Total
STOCKHOLDERS’ EQUITY, January 1, 2003	$226	$7,408	$7,408	$514,958	$(50,121)	$479,879
Net loss					(134,540)	(134,540)
Dividends on preferred stock					(63,600)	(63,600)

STOCKHOLDERS’ EQUITY, December 31, 2003	226	7,408	7,408	514,958	(248,261)	281,739
Net loss					(14,247)	(14,247)
Dividends on preferred stock					(13,992)	(13,992)

STOCKHOLDERS’ EQUITY, March 31, 2004	$226	$7,408	$7,408	$514,958	$(276,500)	$253,500

See Accountant’s Review Report

PILOT FINANCIAL, INC.

FORMERLY RJ LENDING, INC.

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,247)	$(25,775)
Depreciation and amortization	18,675	5,464
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in interest receivable	(44,647)	3,862
Increase in other receivables		(15,061)
Increase in prepaid expenses		(2,000)
Increase in other assets	(1,000)	(195)
Increase in due from related parties		(660)
Increase in accounts payable and accrued expenses	20,466	21,910

NET CASH USED BY OPERATING ACTIVITIES	(20,753)	(12,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in investor pass-through	217,325	(2,810)
Payments for syndication costs	(17,724)	(18,314)
(Increase) decrease in mortgages owned	(359,316)	474,423
Purchase of property and equipment	(4,207)	(5,443)
Purchase of software		(3,352)
Advances to joint ventures	(374,921)	(131,201)
Proceeds from joint ventures	196,850

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(341,993)	313,303

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		1,570
Issuance of notes payable	534,000
Principal payments on notes payable	(196,650)	(320,000)
Borrowings on lines of credit	199,000
Principal payments on lines of credit	(200,000)
Dividends paid to shareholders	(3,000)	(39,191)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	333,350	(357,621)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,396)	(56,773)
CASH AND CASH EQUIVALENTS, beginning of period	108,296	56,873

CASH AND CASH EQUIVALENTS, end of period	$78,900	$100

Supplemental Data:
Interest paid	$88,746	$61,729

See Accountant’s Review Report

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

In General

Effective February 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of the Securities Exchange Act of 1934, as amended. During the fiscal quarter ended December 2003, we continued to conduct the lending business described in our Prospectus. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. While our business is concentrated in the Tampa Bay Metropolitan Area of Florida, we have originated real estate mortgage loans secured by properties located in other geographic locations.

How we Account for the Loans in our Portfolio

Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at March 31, 2004 and at March 31, 2003 with comparative loan portfolio information at March 31, 2004.

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

Income Taxes

As a corporate entity, our income is subject to federal corporate income tax at applicable rates (expected to be 15%). As a corporation subject to federal corporate income tax, we are required to accrue all items of income for each tax reporting period (the fiscal quarter beginning January 1, 2003 through the fiscal quarter ending March 31, 2004) from which we may deduct our accrued operating expenses, including interest accrued on our then-outstanding secured notes. Dividends declared with respect to our then-outstanding first and second series preferred stock and our common stock are not deductible expenses for tax calculation purposes. After taking into account any applicable credits, loss carry forward and other adjustments to our net income, such will be subject to tax at the applicable Code rate. We will also be subject to Florida corporate income tax at an effective rate of 5.5%. Provisions for such tax will then be made reducing net income available for dividend and other purposes.

Results of Operations, Fiscal quarter Ended March 31, 2004 and 2003

For the fiscal quarter ended March 31, 2004, we generated mortgage interest and fees of $193,763 compared to $129,544 for the fiscal quarter ended March 31, 2003, an increase of $64,219. We recognize loan fee revenue when loans are funded by us. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

At March 31, 2004, we reflected loans of $3,317,411 compared to $2,669,686 at March 31, 2003 net of unfunded and loss reserves. This is an increase of $1,121,148. (However, this does not take into consideration investments in two limited liability companies totaling $382,818 described below. These investments have the same characteristics as interim loans but are joint ventures rather than loans.) Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services we offer on the part of our existing and new loan customers. As our source of funds increased during the fiscal quarter ended March 31, 2004 compared to the fiscal ended March 31, 2003, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

Our income during both of such fiscal quarter was comprised primarily of mortgage interest and fees plus gains on sale of real estate renovated and sold by the two joint ventures described above. For the fiscal quarter ended March 31, 2004 we experienced a net operating loss in the amount of ($14,247) compared to a net loss of ($20,275) for the fiscal quarter ended March 31, 2003. This was the result of significantly increased operating expense for the fiscal quarter ended March 31, 2004 being $208,010 compared to $155,319 for the fiscal quarter ended March 31, 2003, an increase of $52,691. The loss was funded from shareholder equity.

The increased expenses were primarily the result of staffing increases due to growth as well as increased interest expense related to the acquisition of additional debt for loan originations. The categories with the greatest increases are discussed below:

General and administrative expenses were $30,713 for the fiscal quarter ended March 31, 2004 compared to $20,657 for the fiscal quarter ended March 31, 2003, an increase of $10,056. This is attributable to increased office overhead consisting of rent, utilities and other items related to additional personnel and increased loan volume.

For the fiscal quarter ended March 31, 2004, we experienced interest expense of $79,412 as compared to $61,729 for the fiscal quarter ended March 31, 2003, an increase of $17,683. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. Despite the overall increase our average cost of funds declined slightly due to the impact of lower cost capital raised through the sale of secured promissory notes in the amount of $973,000. We will continue to pursue the sale of secured notes in an attempt to further lower our average cost of funds. Additional details are explained in Liquidity and Capital Resources below.

Salaries and benefits increased to $71,309 for the fiscal quarter ended March 31, 2004 from $50,045 for the fiscal quarter ended March 31, 2003, an increase of $21,264. All employee salaries are paid bi-weekly and are subject to withholding.

As a result of our public offering of our secured promissory notes, certain limitations are imposed on our ability to source additional capital from out existing note holders. These notes, which have higher rates and shorter maturities than our secured promissory notes now being sold to the public, provided the initial capital that funded the company up to the effective date of the Prospectus relating to the public offering. The primary purpose of the public offering is to raise funds at a lower cost and in greater amounts than those raised prior to our becoming public. Any additional funds will be invested in new loans which will increase revenues and offset increased general and administrative expenses. Funds raised under the public offering totaled $973,000 as of March 31, 2004.

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

We believe we will breakeven or show a modest profit during the second quarter of fiscal year 2004. The combination of interest and fee income generated by increased capital and fee revenue generated from the two new lending activities are expected to provide a foundation for continued profitability.

Liquidity and Capital Resources

The sources of liquidity and capital for Pilot Financial, Inc. are and have been constituted by the capital contributions of the company’s shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties, unsecured notes payable to non-related parties and funds raised through the sale of our secured promissory notes. At March 31, 2004 the capital contributions made by the holders of our Second Series Preferred Stock were $500,000.

The table below reflects the various note obligations and credit arrangements between related and non-related parties.

	March 31, 2004	March 31, 2003
Notes payable: non-related parties	$790,000	$1,090,000
Notes payable: related parties	1,483,277	1,204,277
Notes payable: sec. promissory notes	973,000	0
Lines of credit: related parties	486,081	497,081

Total	$3,732,358	$2,791,358

Such indebtedness reflects an increase of $604,650 from March 31, 2003 to March 31, 2004.

All of such credit arrangements are generally serviced by the payment of interest on a monthly basis at various rates of interest ranging from 10.00—10.25%. All of the notes have annual maturities and are renewable. The item identified as “lines of credit—related parties” refers to an arrangement that we have as a result of the establishment of lines of credit by certain of our shareholders with First National Bank of Florida. The aggregate amount of these lines of credit is $400,000 and we may access them directly for use in our lending business. Additionally one of our shareholders has advanced funds directly to us in the amount of $100,000 at the same rate, raising the total funds available from this source to $500,000. The interest expense incurred in the utilization of these lines of credit is the prime rate as charged by First National Bank of Florida, from time to time, plus an average of 80 basis points. The lines of credit are evidenced by promissory notes existing between First National Bank of Florida and the borrowers and are for a period of 12 months with annual renewals permitted.

At March 31, 2004, we were not in violation of any of the various loan terms governing such described credit arrangements. The lines of credit, to the extent not fully utilized, remain available to us.

At March 31, 2004, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

Loan Portfolio Composition

We invest in loans which we categorize in the following manner: a)interim loans (first mortgage loans with terms of fiscal quarter or less and involving the renovation of a property,) b)warehouse loans (first or second mortgage loans with terms greater than six months on properties requiring no renovation) and c) second mortgage loans (loans purchased from our interim and warehouse loan customers to end users on completed properties with terms of 12 months or longer.)

Our loan portfolio composition can and has changed as a result of the comparative demand for the type of lending and financing services that we provide. We are unable to predict which of our loan types and services will be applied for by our existing and new borrowers although the primary (and preferred) types of loans resulting from our primary referral sources are interim loans.

The table below sets forth our loan portfolio composition at March 31, 2004 and 2003 and the percent of increase or decrease. This table does not take into consideration investments in two limited liability companies described below totaling $382,818. These investments have the same characteristics as interim loans but are joint ventures rather than loans. As such they are reflected separately in our financial statements.

	For the fiscal quarter ending
Type of Loan	March 31, 2004 Balance	March 31, 2003 Balance	% +/-
Interim Loans	$2,463,800	$1,241,810	+98.41
Warehouse Loans	668,423	661,320	+1.07
Second Mortgages	215,038	307,701	-30.11

Gross Total	$3,347,291	$2,210,831	+51.40
Less Loss Reserves	29,880	15,568	+91.93

Loans, net	$3,317,411	$2,195,263	+51.12

Investment in Limited Liability Companies.

Through the period ended March 31, 2004, we effected investments in two limited liability companies in the amount of $382,818. Such investments were made in two limited liability companies where we act as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is the Managing Member of one of the limited liability companies and Sharp Properties is the Managing Member of the second limited liability company. These two limited liability companies hold the funds provided by us and utilize same in the renovation of existing residential real estate properties. In terms of investment there is no difference in the nature of the collateral or the use of funds as compared to lending funds for the same purpose. The benefit to us is that the total return includes 50% of the profits that are normally retained by the borrower. As a result yields on invested funds may be substantially higher than those on funds that are used for interim loans. At this time we have limited participation in these ventures since they produce gain at the time of the renovated property sale rather than monthly income, thereby affecting cash flow. This program may be expanded at such time as available capital increases.

Other Real Estate Owned (ORE)

As of March 31, 2004 the Company owned one piece of foreclosed real estate in St. Louis, Missouri. The property was collateral for a loan purchased by the Company rather than originated by the Company. We have elected to complete renovations of the property with a local St. Louis firm either as a partner or on a fee basis. Sale prices in the neighborhood on comparable properties range indicated a finished value of $40,000. Our basis a of March 31, 2004 was $10,386 and repairs are estimated between $10,000 and $15,000. Management has elected not to reserve against losses on this property because it believes the total investment will be recouped.

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

Following the signature portion of this Report, there is a certification by John F. Kurz the Executive Vice President of the registrant. During the fiscal quarter ended March 31, 2004, there were no significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of the most recent evaluation, as referred to in the Certification.

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

/s/ John F. Kurz

John F. Kurz Executive Vice President

Date: May 17, 2004