Form 10QSB
period 2004-06-30
PILOT FINANCIAL, INC.
filed 2004-08-23
CIK 1171211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q-SB

(Mark One)

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2004

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
(Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of Shares Outstanding
Title of Class On June 30, 2004
---------------- -----------------------

First Series Preferred Stock, $.01 par value 22,592

Second Series Convertible Preferred Stock, $01 par value 740,800

Common Stock, $.01 par value 740,800
-------------------

Transitional Small Business Disclosure Format: Yes ----- No X

PILOT FINANCIAL, INC.

REPORT ON REVIEWS OF
FINANCIAL STATEMENTS

FOR THE SIX-MONTHS ENDED
JUNE 30, 2004 AND 2003

Bobbitt, Pittenger & Company, P.A.

PILOT FINANCIAL, INC.

CONTENTS

PAGE

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                       1

STATEMENT OF FINANCIAL CONDITION                                   2

STATEMENTS OF INCOME                                              3

STATEMENT OF STOCKHOLDERS’ EQUITY                               4

STATEMENTS OF CASH FLOWS                                      5

NOTE TO THE FINANCIAL STATEMENTS                                 6

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF POPERATIONS          7

ITEM 3 - OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8K                                                                       8

August 6, 2004

TO THE STOCKHOLDERS

Pilot Financial, Inc. formerly RJ Lending, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have reviewed the accompanying statement of financial condition of Pilot Financial, Inc. formerly RJ Lending, Inc. as of June 30, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the six-month period ended June 30, 2004 and the statements of operations and cash flows for the six-month period ended June 30, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pilot Financial, Inc. formerly RJ Lending, Inc.

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

Certified Public Accountants

PILOT FINANCIAL, INC.
FORMERLY RJ LENDING, INC.

STATEMENT OF FINANCIAL CONDITION
JUNE 30, 2004

ASSETS

CURRENT ASSETS
Cash	$2,542
Interest and fees receivable	191,521
Mortgages, current, net of unfunded reserves of $289,211
and net of loss reserves of $34,096	3,850,372
Other current assets	4,056

TOTAL CURRENT ASSETS	4,048,491

OTHER ASSETS
Furniture and equipment, net	32,173
Software, net	34,172
Other real estate owned	10,386
Mortgages, long-term, net of loss reserves of $2,284	183,616
Deferred costs, net	22,954
Syndication costs, net	203,313

TOTAL OTHER ASSETS	486,614

INVESTMENTS IN LIMITED LIABILITY COMPANIES	469,409

TOTAL ASSETS	$5,004,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$53,627
Accounts payable and accrued expenses	5,375
Investor pass-through	300,861
Notes payable, current portion	1,360,000
Notes payable, related parties	1,502,277
Lines of credit	425,000
Dividends payable	2,948

TOTAL CURRENT LIABILITIES	3,650,088

NOTES PAYABLE, LONG-TERM PORTION	1,103,000

TOTAL LIABILITIES	4,753,088

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 10,000,000 shares
authorized:
First series, $0.16 cumulative voting stock, 22,592 shares
issued and outstanding	226
Second series, $0.08 cumulative voting, convertible stock,
740,800 shares issued and outstanding, convertible to one
share common for one share of preferred	7,408
Common stock, $0.01 par value, 40,000,000 shares
authorized, 740,800 shares issued and outstanding	7,408
Additional paid-in capital	525,958
Retained deficit	(289,574)

TOTAL STOCKHOLDERS’ EQUITY	251,426

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,004,514

See Accountants’ Review Report. --

PILOT FINANCIAL, INC.
FORMERLY RJ LENDING, INC.

STATEMENTS OF OPERATIONS

	Six-months ended June 30,
	2004	2003

REVENUES
Mortgage interest and fees	$447,803	$260,338
Income from investment in Limited Liabilities Companies	8,237

TOTAL REVENUE	456,040	260,338

EXPENSES
Advertising	2,778
Depreciation and amortization	39,069	11,322
General and administrative	112,447	36,729
Interest	176,422	125,731
Loan servicing	1,100	4,834
Professional fees	19,605	20,348
Salaries and benefits	113,231	103,938

TOTAL EXPENSES	464,652	302,902

INCOME (LOSS) BEFORE INCOME TAXES	(8,612)	(42,564)

INCOME TAX BENEFIT		5,500

NET INCOME (LOSS)	$(8,612)	$(37,064)

See Accountants’ Review Report. --

PILOT FINANCIAL, INC. .
FORMERLY RJ LENDING, INC

STATEMENT OF STOCKHOLDERS’ EQUITY
JUNE 30, 2004

	First	Second
	Series	Series		Additional
	Preferred	Preferred	Common	Paid-In	Retained
	Stock	Stock	Stock	Capital	Deficit	Total

STOCKHOLDER’ EQUITY,
January 1, 2003	$226	$7,408	$7,408	$514,958	$(50,121)	$479,879

Net loss					(134,540)	(134,540)

Dividends on preferred stock					(63,600)	(63,600)

STOCKHOLDERS’ EQUITY,
December 31, 2003	226	7,408	7,408	514,958	(248,262)	281,738

Net loss					(8,612)	(8,612)

Conversion of debt to equity				11,000		11,000

Dividends on preferred stock					(32,700)	(32,700)

STOCKHOLDERS’ EQUITY,
June 30, 2004	$226	$7,408	$7,408	$525,958	$(289,574)	$251,426

PILOT FINANCIAL, INC.
FORMERLY RJ LENDING, INC.

STATEMENTS OF CASH FLOWS

	Six-months ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,612)	$(37,064)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	7,168	4,728
Amortization expense	1,972	6,594
Amortization of debt issuance costs	29,929	5,215
Decrease in other receivable	45,000
Increase in interest receivable	(83,614)	(14,818)
Increase in other assets	(2,601)	(835)
Decrease in due to related party		(2,810)
Increase in accrued expenses	1,302	19,270
Decrease in deferred tax liability		(3,424)

NET CASH USED
BY OPERATING ACTIVITIES	(9,456)	(23,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in investor pass-through	253,825
Payments for syndication costs	(28,447)	(130,657)
Increase in mortgages owned, net	(1,075,893)	370,570
Purchase of property and equipment	(7,125)	(5,543)
Purchase of software		(9,709)
Purchases of real estate held for investment purposes	(564,300)	(231,688)
Proceeds from sale of real estate held for investment purposes	299,638	159,000
Payments for other real estate owned		(38,000)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(1,122,302)	113,973

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	1,464,000	405,000
Repayments of notes payable	(396,650)	(435,000)
Principal payments on lines of credit	(62,081)	(30,000)
Dividends paid	(32,892)	(55,091)
Bank overdraft	53,627

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,026,004	(115,091)

Six months ended June 30,
	2004	2003

NET DECREASE
IN CASH AND CASH EQUIVALENTS	(105,754)	(24,262)

CASH AND CASH EQUIVALENTS,
beginning of period	108,296	56,873

CASH AND CASH EQUIVALENTS,
end of period	$2,542	$32,611

SUPPLEMENTAL DISCLOSURE:
Interest paid	$176,422	$120,516
Conversion of debt into APIC	11,000

See Accountants’ Review Report. --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

In General

Effective February 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2004 we continued to conduct the lending business described in our Prospectus. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. In addition we now originate conventional first mortgage loans for immediate resale into the secondary mortgage market and we also originate commercial mortgage loans on behalf of independent third parties which we do not hold in our portfolio. While our business is concentrated in the Tampa Bay Metropolitan Area of Florida, we have originated real estate mortgage loans secured by properties located in other geographic locations.

How we Account for the Loans in our Portfolio

Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at June 30, 2004 and at June 30, 2003 with comparative loan portfolio information at June 30, 2004.

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

In our financial statements, loans originated by us are valued at the unpaid principal balance. Purchased loans are valued at our cost of acquisition less a prorated portion of principal payments received. In our financial statements we separately categorize the current and long-term portion of our portfolio loans. We also deduct from such portfolio loan amounts any unfunded reserves (the amount of any loan committed by us but which is yet to be disbursed) and appropriate loss reserves. Conventional residential and commercial real estate mortgage loans, both of which are sold immediately to third party investors upon origination, generate brokerage and origination fees which are categorized separately under the income portion of the statement.

Certain of the financial and statistical data presented herein utilize loan principal balances without taking into account whether such loans were originated by us or purchased and without adjustment for unfunded reserves or any loss reserves. Where such treatment is utilized in such financial and statistical data, it is noted.

Income Taxes

As a corporate entity, our income is subject to federal corporate income tax at applicable rates. As a corporation subject to federal corporate income tax, we are required to accrue all items of income for each tax reporting period (the six months beginning January 1, 2004 through the six months ending June 30, 2004) from which we may deduct our accrued operating expenses, including interest accrued on our then-outstanding secured notes. Dividends declared with respect to our then-outstanding first and second series preferred stock and our common stock are not deductible expenses for tax calculation purposes. After taking into account any applicable credits, loss carry forward and other adjustments to our net income, such will be subject to tax at the applicable Code rate. We will also be subject to Florida corporate income tax at an effective rate of 5.5%. Provisions for such tax will then be made reducing net income available for dividend and other purposes.

Results of Operations, Six months Ended June 30, 2004 and 2003

For the six months ended June 30, 2004, we generated mortgage interest and fees of $456,040 compared to $260,338 for the six months ended June 30, 2003, an increase of $195,702. This increase can be attributed to an increase in interim lending made possible by additional capital as well as brokerage and origination fees contributed by the conventional and commercial lending operations. For loans originated and held for investment we recognize loan fee revenue when loans are funded. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

At June 30, 2004, we reflected loans of $4,033,988 compared to $2,299,116 at June 30, 2003 net of unfunded and loss reserves. This is an increase of $1,743,872. (However, this does not take into consideration investments in two limited liability companies totaling $469,409 described below. These investments have the same characteristics as interim loans but are joint ventures rather than loans.) Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services we offer on the part of our existing and new loan customers. As our source of funds increased during the six months ended June 30, 2004 compared to the fiscal ended June 30, 2003, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

Our income during both of such six months was comprised primarily of mortgage interest and fees plus gains on sale of real estate renovated and sold by the two joint ventures described above. For the six months ended June 30, 2004 we experienced a net operating loss in the amount of ($8,612) compared to a net loss of ($37,064) for the six months ended June 30, 2003. The loss was funded from shareholder equity and was the result of increased operating expense for the six months ended June 30, 2004, being $464,652 compared to $302,902 for the six months ended June 30, 2003, an increase of $161,750. When adjusted for depreciation and amortization of $39,069 income from operations reflects a net profit of $30,457 for the six months ending June 30, 2004 as compared to a net loss of $31,242 for the six moths ending June 30, 2003 after adjustments for amortization and depreciation of $11,322.

Increased expenses were primarily the result of overhead increases due to growth as well as increased interest expense related to the acquisition of additional debt for loan originations. The categories with the greatest increases are discussed below:

General and administrative expenses were $112,447 for the six months ended June 30, 2004 compared to $36,729 for the six months ended June 30, 2003, an increase of $75,718. This is attributable to increased office overhead consisting of rent, utilities and additional salaried positions.

For the six months ended June 30, 2004, we experienced interest expense of $176,422 as compared to $125,731 for the six months ended June 30, 2003, an increase of $50,691. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. Despite the overall increase our average cost of funds declined slightly due to the impact of lower cost capital raised through the sale of secured promissory notes in the amount of $1,473,000. We will continue to pursue the sale of secured notes in an attempt to further lower our average cost of funds. Additional details are explained in Liquidity and Capital Resources below.

Salaries and benefits increased to $113,231 for the six months ended June 30, 2004 from $103,938 for the six months ended June 30, 2003, an increase of $9,293. Two salaried positions were created and filled during this time: a conventional loan processor was added as well as a Chief Financial Officer who acts as a Comptroller and is responsible for all financial accounting, reporting and compliance issues. All employee salaries are paid bi-weekly and are subject to withholding.

As a result of our public offering of our secured promissory notes, certain limitations are imposed on our ability to source additional capital from our existing note holders. These notes, which have higher rates and shorter maturities than our secured promissory notes now being sold to the public, provided the initial capital that funded the company up to the effective date of the Prospectus relating to the public offering. The primary purpose of the public offering is to raise funds at a lower cost and in greater amounts than those raised prior to our becoming public. Any additional funds will be invested in new loans which will increase revenues and offset increased general and administrative expenses. Funds raised under the public offering totaled $1,473,000 as of June 30, 2004.

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

During the first quarter of fiscal 2004, we began offering conventional residential real estate and commercial real estate loans. These loans generate brokerage and origination fee income rather than interest income as loans are originated on behalf of third-party investors and are not held as earning assets. These activities are intended to augment the interest and other revenue that we realize from our short term lending activities as described elsewhere herein and in this Prospectus.

Liquidity and Capital Resources

The sources of liquidity and capital for Pilot Financial, Inc. are and have been constituted by the capital contributions of the company's shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties, unsecured notes payable to non-related parties and funds raised through the sale of our secured promissory notes. At June 30, 2004 the capital contributions made by the holders of our Second Series Preferred Stock were $500,000. The table below reflects the various note obligations and credit arrangements between related and non-related parties.

Notes Payable: Related and Non-related Parties

	June 30, 2004	June 30, 2003

Notes payable: non-related parties	1,360,000	790,000
Notes payable: related parties	1,502,277	1,264,277
Notes payable: sec. promissory notes	1,473,000	210,000
Lines of credit: related parties	425,000	467,081
Total	4,390,277	2,731,358

Such indebtedness reflects an increase of $1,658,919 from June 30, 2003 to June 30, 2004.

All of such credit arrangements are generally serviced by the payment of interest on a monthly basis at various rates of interest ranging from 10.00 - 10.25%. All of the notes have annual maturities and are renewable. The item identified as "lines of credit - related parties" refers to an arrangement that we have as a result of the establishment of lines of credit by certain of our shareholders with First National Bank of Florida. The aggregate amount of these lines of credit is $400,000 and we may access them directly for use in our lending business. Additionally one of our shareholders has advanced funds directly to us in the amount of $100,000 at the same rate, raising the total funds available from this source to $500,000. The interest expense incurred in the utilization of these lines of credit is the prime rate as charged by First National Bank of Florida, from time to time, plus an average of 80 basis points. The lines of credit are evidenced by promissory notes existing between First National Bank of Florida and the borrowers and are for a period of 12 months with annual renewals permitted.

At June 30, 2004, we were not in violation of any of the various loan terms governing such described credit arrangements. The lines of credit, to the extent not fully utilized, remain available to us.

At June 30, 2004, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

Loan Portfolio Composition

We invest in loans which we categorize in the following manner: a) interim loans (first mortgage loans with terms of six months or less and involving the renovation of a property,) b) warehouse loans (first or second mortgage loans with terms greater than six months on properties requiring no renovation) and c) second mortgage loans (loans purchased from our interim and warehouse loan customers to end users on completed properties with terms of 12 months or longer.)

Our loan portfolio composition can and has changed as a result of the comparative demand for the type of lending and financing services that we provide. We are unable to predict which of our loan types and services will be applied for by our existing and new borrowers although the primary (and preferred) types of loans resulting from our primary referral sources are interim loans.

The table below sets forth our loan portfolio composition at June 30, 2004 and 2003 and the percent of increase or decrease. This table does not take into consideration investments in two limited liability companies described below totaling $469,409. These investments have the same characteristics as interim loans but are joint ventures rather than loans. As such they are reflected separately in our financial statements.

	For the Six Months Ending
	June 30, 2004	June 30, 2003
Type of Loan	Balance	Balance	% +/-

Interim Loans	$3,194,146	$1,440,113%	+121.80
Warehouse Loans	$622,894	$534,417%	+16.56
Second Mortgages	$253,328	$324,586%	-21.95
Gross Total	$4,033,988	$2,299,116%	+75.46

Less Loss Reserves	$(34,096)	$(4,300)%	+692.93

Loans, net	$4,173,679	$2,294,816%	+81.81

Investment in Limited Liability Companies.

Through the period ended June 30, 2004, we effected investments in two limited liability companies in the amount of $469,409. Such investments were made in two limited liability companies where we act as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is the Managing Member of one of the limited liability companies and Sharp Properties is the Managing Member of the second limited liability company. These two limited liability companies hold the funds provided by us and utilize same in the renovation of existing residential real estate properties. In terms of investment there is no difference in the nature of the collateral or the use of funds as compared to lending funds for the same purpose. The benefit to us is that the total return includes 50% of profits that are normally retained by the borrower. As a result yields on invested funds may be substantially higher than those on funds that are used for interim loans. At this time we have limited participation in these ventures since they produce gain at the time of renovated property sale rather than monthly income, thereby affecting cash flow. This program may be expanded at such time as available capital increases.

Other Real Estate Owned (ORE)

As of June 30, 2004 the Company owned one piece of foreclosed real estate in St. Louis, Missouri. The property was collateral for a loan purchased by the Company rather than originated by the Company. We have elected to complete renovations of the property with a local St. Louis firm either as a partner or on a fee basis. Sale prices in the neighborhood on comparable properties range indicated a finished value of $40,000. Our basis as of June 30, 2004 was $10,386 and repairs are estimated between $10,000 and $15,000. Management has elected not to reserve against losses on this property because it believes the total investment will be recouped.

In addition the Company currently has foreclosure actions on two properties located in Tampa, Florida. Renovations were completed on both properties prior to default. The foreclosure actions have been delayed by subordinate lien holders who were owed money by the borrowers for work performed on the properties. The Company is currently proceeding with litigation against the subordinate lien holders and expects to receive clear title during the month of October 2004 at which time the properties will be marketed and sold. The current investment in both properties totals $239,000 and two unsolicited prospective purchasers have expressed interest in purchasing the properties at a price which equals our loan basis including holding and litigation expenses. Additionally the Company has been reimbursed $4,000 by the title insurer for technical omissions by the closing agent and has the potential to recover additional costs. Management believes that it will recover all proceeds owed under the note and mortgage plus all holding and litigation costs.

Business Trends or Uncertainties.

We view the ongoing demand for the type of loans and lending services we provide as a "niche" or "boutique" lending business. We believe the growth in our lending business has been influenced by the more restrictive credit policies adopted by banks and other lenders regarding this aspect of mortgage lending. While there are numerous competing private investors that provide mortgage financing few focus exclusively on renovation lending. Our continued emphasis on this type of lending backed by a professional support staff has resulted in high customer retention and interest from new customers.

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

PART II

OTHER INFORMATION

Pilot Financial, Inc. conducts its mortgage business in Florida as a designated Licensed Mortgage Lender as defined and regulated by Section 494 of the Florida Statutes.

Following the signature portion of this Report, there is a certification by John F. Kurz the Executive Vice President of the registrant. During the six months ended June 30, 2004, there was a significant change in internal controls that will significantly affect internal controls subsequent to the date of the most recent evaluation, as referred to in the Certification. In June 2004 the company hired William Baumgardner as its Chief Financial officer on a full-time basis. Mr. Baumgardner is a Certified Public Accountant with extensive experience in corporate accounting. Responsibilities of the position include all accounting, reporting and compliance functions formerly delegated among the staff and part-time consultants. We believe that this addition will greatly enhance the accuracy of our financial accounting and reporting and provide additional security for our investors and the public.

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

Pilot Financial, Inc.

Date: June 30, 2004	By:	/s/ John F. Kurz

Executive Vice President