Form 10QSB
period 2004-09-30
PILOT FINANCIAL, INC.
filed 2004-11-22
CIK 1171211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q-SB

(Mark One)

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended September 30, 2004

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
Title of Class On September 30, 2004
---------------- -----------------------

First Series Preferred Stock, $.01 par value 22,592

Second Series Convertible Preferred Stock, $01 par value 740,800

Common Stock, $.01 par value 740,800
-------------------

Transitional Small Business Disclosure Format: Yes ----- No X

PILOT FINANCIAL, INC.

REPORT ON REVIEWS OF
FINANCIAL STATEMENTS

FOR THE SIX-MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003

Bobbitt, Pittenger & Company, P.A.

PILOT FINANCIAL, INC.

CONTENTS

PAGE

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS 1

STATEMENT OF FINANCIAL CONDITION 2

STATEMENTS OF INCOME 3

STATEMENT OF STOCKHOLDERS’ EQUITY 4

STATEMENTS OF CASH FLOWS 5

NOTE TO THE FINANCIAL STATEMENTS 6

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS 7
OF FINANCIAL CONDITION AND RESULTS OF POPERATIONS

ITEM 3 - OTHER INFORMATION
EXBITS AND REPORTS ON FORM 8K 8

November 10, 2004

TO THE STOCKHOLDERS

Pilot Financial, Inc. formerly RJ Lending, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have reviewed the accompanying statement of financial condition of Pilot Financial, Inc. formerly RJ Lending, Inc. as of September 30, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the six-month period ended September 30, 2004 and the statements of operations and cash flows for the six-month period ended September 30, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pilot Financial, Inc. formerly RJ Lending, Inc.

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

Certified Public Accountants

PILOT FINANCIAL, INC.
FORMERLY RJ LENDING, INC.

STATEMENT OF FINANCIAL CONDITION
SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS
Cash		$217,290
Interest and fees receivable		244,119
Mortgages, current, net of unfunded reserves of $434,400
and net of loss reserves of $33,522		4,072,658
Other current assets		9,305

TOTAL CURRENT ASSETS		4,543,372

OTHER ASSETS
Furniture and equipment, net		36,335
Software, net		32,200
Other real estate owned		52,385
Mortgages, long-term, net of loss reserves of $2,284		192,675
Deferred costs, net		18,058
Syndication costs, net		194,449

TOTAL OTHER ASSETS		526,102

INVESTMENTS IN LIMITED LIABILITY COMPANIES

TOTAL ASSETS		$5,069,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
	$
Accounts payable and accrued expenses		36.970
Investor pass-through		78,201
Notes payable, current portion		1,750,000
Notes payable, related parties		1,552,277
Lines of credit		300,000
Dividends payable

TOTAL CURRENT LIABILITIES		3,717,448

NOTES PAYABLE, LONG-TERM PORTION		1,076,000

TOTAL LIABILITIES		4,793,448

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 10,000,000 shares
authorized:
First series, $0.16 cumulative voting stock, 22,592 shares
issued and outstanding		226
Second series, $0.08 cumulative voting, convertible stock,
740,800 shares issued and outstanding, convertible to one
share common for one share of preferred		7,408
Common stock, $0.01 par value, 40,000,000 shares
authorized, 740,800 shares issued and outstanding		7,408
Additional paid-in capital		525,958
Retained deficit		(264,974)

TOTAL STOCKHOLDERS’ EQUITY		276,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$5,069,474

See Accountants’ Review Report. --

PILOT FINANCIAL, INC.
FORMERLY RJ LENDING, INC.

STATEMENTS OF OPERATIONS

	Nine-months ended September 30,
	2004	2003

REVENUES
Mortgage interest and fees	$750,190	$418,866
Other Income	12,365

TOTAL REVENUE	762,555	418,866

EXPENSES
Advertising	5,253	18,873
Depreciation and amortization	54,334	17.373
General and administrative	164,831	58,131
Interest	278,466	211,984
Loan servicing	4,461	4,834
Professional fees	32,175	28,600
Salaries and benefits	190,927	183,551

TOTAL EXPENSES	730,447	523,346

INCOME (LOSS) BEFORE INCOME TAXES	32,108	(104,480)

INCOME TAX BENEFIT		5,500

NET INCOME (LOSS)	$32,108	$(98,980)

See Accountants’ Review Report. --

PILOT FINANCIAL, INC. .
FORMERLY RJ LENDING, INC

STATEMENT OF STOCKHOLDERS’ EQUITY
SEPTEMBER 30, 2004

	First	Second
	Series	Series		Additional
	Preferred	Preferred	Common	Paid-In	Retained
	Stock	Stock	Stock	Capital	Deficit	Total

STOCKHOLDER’ EQUITY,
January 1, 2003	$226	$7,408	$7,408	$514,958	$(50,121)	$479,879

Net loss					(134,540)	(134,540)

Dividends on preferred stock					(63,600)	(63,600)

STOCKHOLDERS’ EQUITY,
December 31, 2003	226	7,408	7,408	514,958	(248,262)	281,738

Net loss					32,108	32,108

Conversion of debt to equity				11,000		11,000

Dividends on preferred stock					(48,820)	(48,820)

STOCKHOLDERS’ EQUITY,
September 30, 2004	$226	$7,408	$7,408	$525,958	$(264,974)	$276,026

PILOT FINANCIAL, INC.
FORMERLY RJ LENDING, INC.

STATEMENTS OF CASH FLOWS

	Nine-months ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$32,108		$(98,980)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	10,637		7,429
Amortization expense	39,753		28,001
Amortization of debt issuance costs	39,753		28,001
Decrease in other receivable	45,000
Increase in interest receivable	(136,212)		(67,954)
Increase in other assets	(5,268)
Decrease in due to related party
Increase in accrued expenses	4,896
Decrease in deferred tax liability			(3,424)

NET CASH USED
BY OPERATING ACTIVITIES	27,755		(122,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in investor pass-through	31,165		257,209
Payments for syndication costs	(29,407)		(164,256)
Increase in mortgages owned, net	(1,151,913)		30,743
Purchase of property and equipment	(14,757)		(11,546)
Purchase of software			(14,343)
Purchases of real estate held for investment purposes			(389,800)
Proceeds from sale of real estate held for investment purposes			346,500
Payments for other real estate owned			(49,792)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(1,164,912)		4,715

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	2,127,000		838,000
Repayments of notes payable	(646,650)		(470,000)
Principal payments on lines of credit	(187,081)		(10,000)
Dividends paid	(51,960)		(71,891)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,241,309		286,109

Nine months ended September 30,
	2004		2003

NET DECREASE
IN CASH AND CASH EQUIVALENTS	104,152		168,060

CASH AND CASH EQUIVALENTS,
beginning of period	113,138		56,873

CASH AND CASH EQUIVALENTS,
end of period	$217,290		$224,933

SUPPLEMENTAL DISCLOSURE:
Interest paid	$278,466		$183,983
Conversion of debt into APIC	11,000

Foreclosure of Interim Mortgages	$42,000	$

See Accountants’ Review Report. --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

In General

Effective February 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of the Securities Exchange Act of 1934, as amended. During the nine months period ended September 30, 2004 we continued to conduct the lending business described in the Prospectus which is a part of such registration statement. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. In addition we now originate conventional first mortgage loans for immediate resale into the secondary mortgage market and we also originate commercial mortgage loans on behalf of independent third parties which we do not hold in our portfolio. While our business is concentrated in the Tampa Bay Metropolitan Area of Florida, we have originated real estate mortgage loans secured by properties located in other geographic locations.

How we Account for the Loans in our Portfolio

Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at September 30, 2004 and at September 30, 2003 with comparative information for the nine month periods then ended.

A primary business activity is the origination of first mortgage loans for the purchase and renovation of affordable residential one to four family homes. Additionally but to a lesser degree we originate conventional conforming residential mortgage loans as well as commercial real estate mortgage loans. We anticipate that the origination of conventional residential mortgage loans and commercial real estate mortgage loans will increase and become a substantial part of our business. An additional activity in which we were previously active but no longer pursue as a regular business activity is the purchase of second mortgage loans which have been originated by others.

In our financial statements, loans originated by us are valued at the unpaid principal balance. Purchased loans are valued at our cost of acquisition less a prorated portion of principal payments received. In our financial statements we separately categorize the current and long-term portion of our portfolio loans. We also deduct from such portfolio loan amounts any unfunded reserves (the amount of any loan committed by us but which is yet to be disbursed) and appropriate loss reserves. Conventional residential and commercial real estate mortgage loans, both of which are sold immediately to third party investors upon origination, generate brokerage and origination fees which are categorized separately under the income portion of our financial statements.

Certain of the financial and statistical data presented herein utilize loan principal balances without taking into account whether such loans were originated by us or purchased and without adjustment for unfunded reserves or any loss reserves. Where such treatment is utilized in such financial and statistical data, it is noted.

Income Taxes

As a corporate entity, our income is subject to federal corporate income tax at applicable rates. As a corporation subject to federal corporate income tax, we are required to accrue all items of income for each tax reporting period (the nine months beginning January 1, 2004 through the six months ending September 30, 2004) from which we may deduct our accrued operating expenses, including interest accrued on our outstanding secured notes. Dividends declared with respect to our outstanding first and second series preferred stock are not deductible for tax calculation purposes. After taking into account any applicable credits, loss carry forward and other adjustments to our net income, such will be subject to tax at the applicable Code rate. We will also be subject to Florida corporate income tax at an effective rate of 5.5%. Provisions for such tax will then be made reducing net income available for dividend and other purposes.

Results of Operations, nine months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, we generated mortgage interest and fees of $750,190 compared to $418,866 for the nine months ended September 30, 2003, an increase of $331,330. This increase can be attributed to an increase in interim lending made possible by additional capital as well as brokerage and origination fees contributed by our conventional and commercial lending operations. For loans originated and held for investment we recognize loan fee revenue when loans are funded. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

At September 30, 2004, we reflected loans of $4,265,333 compared to $2,638,943 at September 30, 2003 net of unfunded and loss reserves. This is an increase of $1,668,390. Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services we offer on the part of our existing and new loan customers. As our source of funds increased during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

Our income during both of such nine month periods ended was comprised primarily of mortgage interest and fees plus gains on sale of real estate renovated and sold by the two joint ventures described herein. For the nine months ended September 30, 2004 we experienced a net operating income in the amount of $32,108 compared to a net loss of ($98,980) for the nine months ended September 30, 2003. Such net income reflects an improvement of $131,088 from the same nine month period ended September 30, 2003 and is attributable primarily to our increased revenues for the nine month period ended September 30, 2004.

We reflected total expenses of $730,447 for the nine month period ended September 30, 2004 compared to $523,346 for the nine month period ended September 30, 2003, an increase of $207,104.

General and administrative expenses were $164,831 for the nine months ended September 30, 2004 compared to $58,131 for the nine months ended September 30, 2003, an increase of $106,700. This is attributable to increased office overhead consisting of rent, utilities and additional salaried positions.

For the nine months ended September 30, 2004, we experienced interest expense of $278,466 as compared to $211,984 for the nine months ended September 30, 2003, an increase of $66,482. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. Despite the overall increase our average cost of funds declined slightly due to the impact of lower cost capital raised through the sale of secured promissory notes in the amount of $1,486,000. We will continue to pursue the sale of secured notes in an attempt to further lower our average cost of funds. See also Liquidity and Capital Resources below.

Salaries and benefits increased to $190,927 for the nine months ended September 30, 2004 from $183,551 for the nine months ended September 30, 2003, an increase of $7,376. During fiscal year 2004, two salaried positions were created and filled: those being a conventional loan processor a Chief Financial Officer who acts as a Comptroller and is responsible for all financial accounting, reporting and compliance issues.

As a result of our public offering of our secured promissory notes, certain limitations are imposed on our ability to source additional capital from our existing note holders. These notes, which have higher rates and shorter maturities than our secured promissory notes now being sold to the public, provided initial capital to us. The primary purpose of the public offering is to raise funds at a lower cost and in greater amounts than those raised prior to the public offering of our secured notes.

Working Capital.

The key component of our business plan is the acquisition of lower cost funds raised through the public sale of our secured notes and common stock. We believe that our past and present portfolio of loans performs in a predictable manner and at the present time, revenue derived there from appears to be somewhat constant. Accordingly, we believe that it is important that we increase the amount of funds which we may use in our lending while at the same time reducing the cost of such funds. This places even greater emphasis on achieving success in our efforts to publicly sell our secured notes and common stock.

As a Florida Licensed Mortgage Lender we may offer various services and products to the public. One such product is the sale of mortgage loans to non-institutional purchasers who purchase whole loans with a view to enhancing the purchasers portfolio return. Under this scenario we sell mortgage loans to purchasers which are evidenced by an endorsed promissory note and a recorded assignment of mortgage. The terms of each sale are individually negotiated but generally we retain servicing on the note and receive a spread between the note coupon rate and the rate passed through to the borrower, plus any fees associated with the loan.

Income.

Our primary revenues are derived from interim mortgage loans via origination fees, renewal fees and interest payments made by borrowers during the holding period of the loan. A constraint against increasing rates and fees (in addition to economic and competitive factors) is Florida’s usury laws, which limit annual interest on the type of loans we make to 18.00%.

During the six months of fiscal 2004, we began offering conventional residential real estate and commercial real estate loans. These loans generate brokerage and origination fee income rather than interest income as loans are originated on behalf of third-party investors and are not held by us as earning assets. These activities are intended to augment the interest and other revenue that we realize from our short term lending activities as described elsewhere herein and in this Prospectus.

Liquidity and Capital Resources

Our sources of liquidity and capital are and have been constituted by the capital contributions of our shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties, unsecured notes payable to non-related parties and funds raised through the sale of our secured notes. At September 30, 2004 the capital contributions made by the holders of our Second Series Preferred Stock was $500,000. The table below reflects the various note obligations and credit arrangements between related and non-related parties.

Notes Payable: Related and Non-related Parties

	September 30, 2004	September 30, 2003

Notes payable: non-related parties	1,340,000	790,000
Notes payable: related parties	1,552,277	1,229,227
Notes payable: secured promissory notes	1,486,000	643,000
Lines of credit: related parties	300,000	467,081
Total	4,678,277	2,731,358

Such indebtedness reflects an increase of $1,946,919 from September 30, 2003 to September 30, 2004.

All of such credit arrangements, with the exception of our secured notes, are generally serviced by the payment of interest on a monthly basis at various rates of interest ranging from 10.00 - 10.25%. All of the notes have annual maturities and are renewable. The item identified as "lines of credit - related parties" refers to an arrangement that we have as a result of the establishment of lines of credit by certain of our shareholders with First National Bank of Florida. The aggregate amount of these lines of credit is $400,000 and we may access them directly for use in our lending business. Additionally one of our shareholders has advanced funds directly to us in the amount of $100,000 at the same rate, raising the total funds available from this source to $500,000. The interest expense incurred in the utilization of these lines of credit is the prime rate as charged by First National Bank of Florida, from time to time, plus an average of 80 basis points. The lines of credit are evidenced by promissory notes existing between First National Bank of Florida and the borrowers and are for a period of 12 months with annual renewals permitted.

At September 30, 2004, we were not in violation of any of the various loan terms governing such described credit arrangements. The lines of credit, to the extent not fully utilized, remain available to us.

At September 30, 2004, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

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

The table below sets forth our loan portfolio composition at September 30, 2004 and 2003 and the percent of increase or decrease.

	For the Nine Months Ending
	September30,2004	September 30, 2003
Type of Loan	Balance	Balance	% of change

Interim Loans	$3,322,407	$1,778,672%	+86.79
Warehouse Loans	$660,962	$534,417%	+23.68
Second Mortgages	$318,344	$324,586%	-1.92
Gross Total	$4,301,713	$2,637,675%	+63.09

Less Loss Reserves	$(36,380)	$(4,300)%	+746.05

Loans, net	$4,265,333	$2,633,375%	+61.97

Investment in Limited Liability Companies.

Through the period ended September 30, 2004, we effected investments in two limited liability companies in the amount of $528,997. Such investments were made in two limited liability companies where we act as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is the Managing Member of one of the limited liability companies and Sharp Properties is the Managing Member of the second limited liability company. These two limited liability companies hold the funds provided by us and utilize same in the renovation of existing residential real estate properties. In terms of investment there is no difference in the nature of the collateral or the use of funds as compared to lending funds for the same purpose. The benefit to us is that the total return includes 50% of profits that are normally retained by the borrower. As a result yields on invested funds may be substantially higher than those on funds that are used for interim loans. At this time we have limited participation in these ventures since they produce gain at the time of renovated property sale rather than monthly income, thereby affecting cash flow. This program may be expanded at such time as available capital increases.

Other Real Estate Owned (ORE)

As of September 30, 2004 the Company owned one piece of foreclosed real estate in St. Louis, Missouri. The property was collateral for a loan purchased by the Company rather than originated by the Company. We have elected to complete renovations of the property with a local St. Louis firm either as a partner or on a fee basis. Sale prices in the neighborhood on comparable properties range indicated a finished value of $40,000. Our basis as of September 30, 2004 was $10,385 and repairs are estimated between $10,000 and $15,000. Management has elected not to reserve against losses on this property because it believes the total investment will be recouped.

In addition the we currently has foreclosure actions on two properties located in Tampa, Florida. Renovations were completed on both properties prior to default. The foreclosure actions have been delayed by subordinate lien holders who were owed money by the borrowers for work performed on the properties. We are currently proceeding with litigation against the subordinate lien holders and expects to receive clear title in the near future at which time the properties will be marketed and sold. The current investment in both properties totals $239,000 and two unsolicited prospective purchasers have expressed interest in purchasing the properties at a price which equals our loan basis including holding and litigation expenses. Additionally the Company has been reimbursed $4,000 by the title insurer for technical omissions by the closing agent and has the potential to recover additional costs. Management believes that it will recover all proceeds owed under the note and mortgage plus all holding and litigation costs.

Business Trends or Uncertainties.

We view the ongoing demand for the type of loans and lending services we provide as a "niche" or "boutique" lending business. We believe the growth of our lending business has been influenced by the more restrictive credit policies adopted by banks and other lenders regarding this aspect of mortgage lending. While there are numerous competing private investors that provide mortgage financing few focus exclusively on renovation lending. Our continued emphasis on this type of lending backed by a professional support staff has resulted in high customer retention and interest from new customers.

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

We will continue to raise capital though the public sale of our secured notes and common stock in Florida. We anticipate that the continued sale of our securities will provide the capital needed to invest in additional mortgage loans which will in turn produce revenues sufficient to return the company to profitability.

PART II

OTHER INFORMATION

Pilot Financial, Inc. conducts its mortgage business in Florida as a designated Licensed Mortgage Lender as defined and regulated by Section 494, of the Florida Statutes, as amended.

Following the signature portion of this Report, there is a certification by John F. Kurz the Executive Vice President of the registrant. During the nine months ended September 30, 2004, there was a significant change in internal controls that will significantly affect internal controls subsequent to the date of the most recent evaluation, as referred to in the Certification. In June 2004 the company hired William Baumgardner as its Chief Financial officer on a full-time basis. Mr. Baumgardner is a Certified Public Accountant with extensive experience in corporate accounting. Responsibilities of the position include all accounting, reporting and compliance functions formerly delegated among the staff and part-time consultants. We believe that this addition will greatly enhance the accuracy of our financial accounting and reporting and provide additional security for our investors and the public.

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

Pilot Financial, Inc.

Date: September 30, 2004	By:	/s/ John F. Kurz

Executive Vice President