Form 10KSB
period 2004-12-31
PILOT FINANCIAL, INC.
filed 2005-04-15
CIK 1171211

Form 10-KSB for December 31, 2004 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

xAnnual REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the annual period ended December 31, 2004

¨TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-86516

Pilot Financial, Inc.

Florida 75-2996764

1717 Second Street, Suite D, Sarasota, Florida 34236

941/364-9915

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Class

Number of Shares
Outstanding On
December 31, 2004

First Series Preferred Stock, $.01 par value 22,592
Second Series Convertible Preferred Stock, $01 par value 740,800
Common Stock, $.01 par value 740,800

Transitional Small Business Disclosure Format: Yes ¨ No x

PILOT FINANCIAL, INC.

REPORT ON AUDITS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003

Bobbitt, Pittenger & Company, P.A.

PILOT FINANCIAL, INC.

CONTENTS

PAGE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM     1

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                2

CONSOLIDATED STATEMENTS OF OPERATIONS                      3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY           4

CONSOLIDATED STATEMENTS OF CASH FLOWS                      5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                 7

March 15, 2005

TO THE STOCKHOLDERS
PILOT FINANCIAL, INC.
Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated statements of financial condition of Pilot Financial, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilot Financial, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

PILOT FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31,

	2004	2003

ASSETS

CURRENT ASSETS
Cash	248,936	109,823
Interest and fees receivable	396,202	107,907
Mortgages, current, net of unfunded mortgage proceeds
of $371,822 and $174,389 and net of loss reserves of
$35,280 and $28,312	4,108,232	3,003,476
Other receivable	8,766	45,766
Other current assets	4,944	3,271

TOTAL CURRENT ASSETS	4,767,080	3,270,243

OTHER ASSETS
Furniture and equipment, net	35,333	32,215
Software, net	12,048	36,144
Other real estate owned	126,986	10,386
Mortgages, long-term, net of loss reserves
of $2,766 and $1,568	188,301	155,259
Deferred costs, net	16,111	22,954
Syndication costs, net	175,661	204,795

TOTAL OTHER ASSETS	554,440	461,753

TOTAL ASSETS	5,321,520	3,731,996

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	48,745	4,073
Investor pass-through	-	47,036
Short term notes payable	2,602,886	1,695,927
Secured promissory notes, current portion	365,000	55,000
Short term notes payable, related parties	474,000	485,000
Lines of credit	500,000	487,081
Dividends payable		3,140

TOTAL CURRENT LIABILITIES	3,990,631	2,777,257

SECURED PROMISSORY NOTES, LONG-TERM PORTION	1,076,000	673,000

TOTAL LIABILITIES	5,066,631	3,450,257

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value,
10,000,000 shares authorized:
First series, $0.16 cumulative voting stock, 22,592
shares issued and outstanding	226	226
Second series, $0.08 cumulative voting, convertible
stock, 740,800 shares issued and outstanding,
convertible to one share common for one
share of preferred	7,408	7,408
Common stock, $0.01 par value, 40,000,000 shares
authorized, 740,800 shares issued and outstanding	7,408	7,408
Additional paid-in capital	525,958	514,958
Retained deficit	(286,111)	(248,261)

TOTAL STOCKHOLDERS' EQUITY	254,889	281,739

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	5,321,520	3,731,996

PILOT FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2004	2003

REVENUES
Mortgage interest and fees	1,033,016	549,679
Other revenue	23,520	51,477

TOTAL REVENUE	1,056,536	601,156

EXPENSES
Advertising	7,954	22,488
Depreciation and amortization	98,965	64,350
General and administrative	216,834	78,440
Interest	396,380	272,990
Loan servicing	7,921	1,162
Professional fees	39,057	53,852
Salaries and benefits	263,675	242,414

TOTAL EXPENSES	1,030,786	735,696

INCOME (LOSS) BEFORE INCOME TAXES	25,750	(134,540)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	25,750	(134,540)

NET LOSS PER SHARE, after adjustment for annual
preferred stock dividends of $63,600.	-0.05	-0.27

PILOT FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2004 AND 2003

	First	Second
	Series	Series		Additional
	Preferred	Preferred	Common	Paid-In	Retained
	Stock	Stock	Stock	Capital	Deficit	Total

STOCKHOLDERS' EQUITY,
	226	7,408	7,408	514,958	(50,121)	479,879

Net loss	-	-	-	-	(134,540)	(134,540)

Dividends on
preferred stock					(63,600)	(63,600)

STOCKHOLDERS' EQUITY,
	226	7,408	7,408	514,958	(248,261)	281,739

Additional paid in capital				11,000		11,000

Net income	-	-	-	-	25,750	25,750

Dividends on
preferred stock					(63,600)	(63,600)

STOCKHOLDERS' EQUITY,
	226	7,408	7,408	525,958	(286,111)	254,889

PILOT FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,

	2004	2003

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)	25,750	(134,540)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Bad debt expense	6,968
Amortization of loan fees offset against interest income	5,052
Depreciation expense	38,634	23,757
Amortization expense	1,193	1,640
Amortization of syndication costs	59,111	44,169
Gain on sale of joint venture property		(46,807)
Increase in interest and fees receivable	(288,295)	(58,414)
Decrease (increase) in other receivables	37,000	(45,000)
Increase in other current assets	(1,673)	(1,382)
Increase (decrease) in accrued expenses	44,672	(5,917)
Decrease in deferred tax liability		(3,424)

NET CASH USED
BY OPERATING ACTIVITIES	(71,588)	(225,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in investor pass-through, net	(47,036)	44,226
Payments for syndication costs	(29,407)	(180,149)
Increase in mortgages owned, net	(1,261,339)	(75,334)
Purchase of property and equipment	(17,655)	(15,002)
Purchase of software		(15,772)

NET CASH USED BY INVESTING ACTIVITIES	(1,355,437)	(242,031)

PILOT FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31,

	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	2,683,250	1,279,650
Principal payments on notes payable	(1,063,291)	(665,000)
Principal borrowings (payments) on line of credit	12,919	(10,000)
Dividends paid	(66,740)	(83,751)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,566,138	520,899

NET INCREASE IN
CASH AND CASH EQUIVALENTS	139,113	52,950

CASH AND CASH EQUIVALENTS,
beginning of year	109,823	56,873

CASH AND CASH EQUIVALENTS,
end of year	248,936	109,823

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Interest paid	396,380	272,990

Taxes paid	-	420

Non-cash investing activities:
Conversion of notes payable to additional paid in capital	11,000

Mortgages converted to other real estate owned	116,000	74,230

                                        PILOT Financial Inc
                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pilot Financial, Inc. ("the Company"), formerly RJ Lending, Inc., was organized in the state of Florida on October 15, 2000. During the year ended December 31, 2003 the Company changed its name to Pilot Financial, Inc. Prior to February 1, 2002, the Company was a limited liability company known as R&J Warehouse Lending, LLC.

The purpose of the Company is to place and service short-term loans for the purchase and refurbishment of houses and purchase second mortgages secured by second liens on real estate.

Basis of Presentation of Consolidation

The consolidated financial statements include the accounts of the Armenia Group, LLC and the Kenilworth Group, LLC. Pilot Financial, Inc. has a 100% capital interest and a 50% profit interest in each. These joint ventures were formed to purchase, renovate, and resell residential and commercial real estate. There are no intercompany balances and transactions to eliminate in consolidation.

Method of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when goods or services are received.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004 and 2003.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Other Real Estate

Real estate properties acquired through loan foreclosure or acceptance of deeds are initially recorded at fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

The Company had other real estate at December 31, 2004 and 2003 in the amounts of $126,986 and $10,386, respectively. There has been no impairment recognized on other real estate during the years ended December 31, 2004 and 2003.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Advertising

Advertising costs are charged to expense as incurred. The Company’s advertising costs totaled approximately $8,000 and $22,000 for the years ended December 31, 2004 and 2003, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 financial statement presentation. Such reclassifications had no effect on 2003 net loss as previously reported.

NOTE B - MORTGAGES

The Company originates and services interim mortgages. These mortgages fund purchases of houses, along with construction costs, to customers who renovate and re-sell the houses. These are primarily twelve and thirteen month loans with an interest rate of 14% and origination fees ranging between 0% and 5%. The net balances receivable were $3,363,746 and $2,165,836 at December 31, 2004 and 2003, respectively.

The Company makes warehouse loans with interest rates ranging from 12% to 14%. These loans usually mature in one year. These are mortgages on properties secured by real estate for customers who have completed construction and repairs of a house. The net balances receivable were $657,756 and $600,111 at December 31, 2004 and 2003, respectively.

The Company occasionally purchases and services residential second mortgages from loan originators. The loans are held at various rates. The balances receivable were $273,875 and $222,027 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, $85,573 and $65,200, respectively, were current assets.

The majority of the Company’s mortgages are short term. If the Company decides to foreclose on past due mortgages, they cease accruing interest. At December 31, 2004, the Company had $41,370 in impaired mortgages.

NOTE B - MORTGAGES (CONTINUED)

An analysis of loan loss reserves follows:

NOTE C - FURNITURE AND EQUIPMENT, NET

The summary of equipment at December 31 is as follows:

	2004	2003
Furniture and equipment	$59,638	$45,808
Leasehold improvements	5,719	5,719
Computer software	3,825
Less: accumulated depreciation	(33,849)	(19,312)

	$35,333	$32,215

NOTE D - SOFTWARE, NET

The summary of software at December 31 is as follows:

	2004	2003

Software	$64,402	$48,630
Less: accumulated depreciation	-52,354	-14,016

	$12,048	$36,144

NOTE E - DEFERRED COSTS

Deferred costs consist primarily of costs directly attributable to acquiring and collecting second mortgages. Deferred costs are amortized over the life of the second mortgages, which range from 3 to 28 years.

The summary of deferred costs is as follows:

	2004	2003

Deferred costs	$26,854	$31,751
Less: accumulated amortization	-10,743	-8,797

	$16,111	$22,954

NOTE F - SYNDICATION COSTS, NET

Syndication costs consists primarily of amounts paid for legal, accounting, and other fees related to the Company’s registration with the United States Securities and Exchange Commission ("SEC"), which was completed in February 2003. These costs are currently being amortized over the life of the related debt, but will be allocated between debt and equity once the registration statement becomes effective. The equity related costs will be charged against stockholders’ equity and debt costs will be expensed.

NOTE G - INCOME TAXES

The income tax provision (benefit) consisted of the following for the years ended December 31:

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax asset and liability are as follows, as of December 31:

The net operating loss carryforward expires in the year 2013. The valuation allowance decreased $12,877 during the year ended December 31, 2004.

NOTE H - CAPITAL STOCK

The Company has issued 22,592 shares of $0.01 par value first series preferred stock. These shares are entitled to $0.16 cumulative dividend per share or an aggregate amount of $3,600 per year. First series preferred stock has a liquidation preference of $1 per share.

NOTE H - CAPITAL STOCK (CONTINUED)

The Company has issued 740,800 shares of $0.01 par value second series preferred stock. These shares are entitled to a $0.08 cumulative dividend per share or an aggregate amount of $60,000 per year. Second series preferred stock is convertible to one share of common stock for one share of preferred, and has no liquidation preference.

The Company has issued 740,800 shares of $0.01 par value common stock to officers of the Company.

NOTE I - NET LOSS PER SHARE

The following sets forth the computation of basic earnings per share. Diluted earnings per share have not been shown, as the computation is considered anti-dilutive.

	2004	2003
NUMERATOR
Net income (loss)	$25,750	($134,540)
Dividends on preferred stock	-63,600	-63,600
	($37,850)	($198,140)
DENOMINATOR
Denominator for basic earnings per share	740,800	740,800

Basic net income per share	($0.05)	($0.27)

NOTE J - SHORT TERM NOTES PAYABLE

As of December 31, 2004 and 2003, the Company had issued notes to individuals that will mature in 2005 and 2004, respectively. The notes maintain a principal balance of $3,076,886 and $2,180,927, respectively, in aggregate until maturity. A significant portion of these notes are with related parties, see Note M. Interest-only payments are paid monthly at various rates from 9% to 11%. At December 31, 2003, certain mortgages totaling approximately $150,000 were pledged as collateral for these notes. At December 31, 2004 there were no mortgages pledged.

NOTE K - SECURED PROMISSORY NOTES

During 2004 and 2003, the Company issued promissory notes related to its public offering. These notes have maturities of 18 months, 36 months or 60 months and are secured by the Company’s portfolio of mortgages. Interest only payments are paid monthly at rates of 6%, 7% or 8% depending on maturity. The maximum principal amount authorized under the Company’s prospectus is $10,000,000. At December 31, 2004 and 2003 the principal balance were $1,441,000 and $728,000, respectively.

NOTE K - SECURED PROMISSORY NOTES (CONTINUED)

Maturities of secured promissory notes are as follows:

NOTE L - CONCENTRATION OF CREDIT RISK

A credit risk concentration results when a Company has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.
Much of the Company’s business activity is with customers located within the Tampa Bay area. The mortgage portfolio is diversified among types of loans. Mortgages are expected to be repaid from cash flows or proceeds from the sale of selected assets from borrowers. The amount of collateral obtained upon extension of credit is based upon the amount of the mortgage and the Company’s credit evaluation of the mortgagee. Collateral primarily includes residential homes. The concentration of credit risk by type of mortgage is set forth in Note B.

The Company invests in various financial institutions whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum of $100,000. The Company had deposits in excess of FDIC limits of approximately $98,000 at December 31, 2004.

NOTE M - RELATED PARTY TRANSACTIONS

In 2004 and 2003, the Company renewed loans from an officer of the Company and immediate family members that mature in the subsequent year. Principal balances on the notes were $474,000 and $485,000 as of December 31, 2004 and 2003, respectively. Interest-only payments are paid monthly at a rate of 10%. Interest expense paid on the notes totaled approximately $55,000 and $32,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company has commitments for unfunded reserves on interim mortgages. The Company retains a portion of the mortgage amount while the borrower renovates the property. As the work is completed, the reserve money is distributed to the borrower or it is used as a credit against the amount owed to the Company when the mortgage is paid. Unfunded reserves were approximately $372,000 and $174,000 at December 31, 2004 and 2003, respectively.

The Company is involved in various legal actions in the normal course of business. One such action arising from a foreclosure by the Company involves a counterclaim for usury. The action and counterclaim are at very early stages and it has not been determined at this point if the counterclaim has any merit. It is the opinion of management that the ultimate disposition of these legal actions will not have a material effect on the financial condition of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

In General

Effective February 14, 2003, our registration statement with the SEC was declared effective and we became a reporting company under the provisions of section 15(d) of the Securities Exchange Act of 1934, as amended. During the twelve months period ended December 31, 2004 we continued to conduct the lending business described in the Prospectus which is a part of such registration statement. In our lending operations, we continue to make loans of relatively short duration secured by first or second liens which encumber collateral real estate. In addition we now originate conventional first mortgage loans for immediate resale into the secondary mortgage market and we also originate commercial mortgage loans on behalf of independent third parties which we do not hold in our portfolio. While our business is concentrated in the Tampa Bay Metropolitan Area of Florida, we have originated real estate mortgage loans secured by properties located in other geographic locations.

How we Account for the Loans in our Portfolio

Set forth below is information concerning our loan portfolio and statistical data relating thereto. Such information reflects the value attributable to the loans constituting our loan portfolio at December 31, 2004 and at December 31, 2003 with comparative information for the twelve month periods then ended.

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

Income Taxes

As a corporate entity, our income is subject to federal corporate income tax at applicable rates. As a corporation subject to federal corporate income tax, we are required to accrue all items of income for each tax reporting period (the twelve months beginning January 1, 2004 through the twelve months ending December 31, 2004) from which we may deduct our accrued operating expenses, including interest accrued on our outstanding secured notes. Dividends declared with respect to our outstanding first and second series preferred stock are not deductible for tax calculation purposes. After taking into account any applicable credits, loss carry forward and other adjustments to our net income, such will be subject to tax at the applicable Code rate. We will also be subject to Florida corporate income tax at an effective rate of 5.5%. Provisions for such tax will then be made reducing net income available for dividend and other purposes.

Results of Operations, twelve months Ended December 31, 2004 and 2003

For the twelve months ended December 31, 2004, we generated mortgage interest and fees of $1,056,536 compared to $601,156 for the twelve months ended December 31, 2003, an increase of $455,380. This increase can be attributed to an increase in interim lending made possible by additional capital as well as brokerage and origination fees contributed by our conventional and commercial lending operations. For loans originated and held for investment we recognize loan fee revenue when loans are funded. We generally hold the related loans for a very short period of time. We believe that recognizing the loan fee revenue at the time the loans are funded approximates the revenue that would be recognized if the loan fees were capitalized and amortized into revenue.

At December 31, 2004, we reflected loans of $4,767,080 compared to $3,270,243 at December 31, 2003 net of unfunded and loss reserves. This is an increase of $1,496,837. Loan demand has consistently exceeded our supply of loan funds since inception as a result of a greater awareness of the loan services we offer on the part of our existing and new loan customers. As our source of funds increased during the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003, we were able to fund a greater number of loans. Our source of funds is explained in Liquidity and Capital Resources below.

Our income during both of such twelve month periods ended was comprised primarily of mortgage interest and fees plus gains on sale of real estate renovated and sold by the two joint ventures described herein. For the twelve months ended December 31, 2004 we experienced a net operating income in the amount of $25,750 compared to a net loss of ($134,540) for the twelve months ended December 31, 2003. Such net income reflects an improvement of $160,290 from the same twelve month period ended December 31, 2003 and is attributable primarily to our increased revenues for the twelve month period ended December 31, 2004.

We reflected total expenses of $1,030,786 for the twelve month period ended December 31, 2004 compared to $735,696 for the twelve month period ended December 31, 2003, an increase of $295,090.

General and administrative expenses were $216,834 for the twelve months ended December 31, 2004 compared to $78,440 for the twelve months ended December 31, 2003, an increase of $138,394. This is attributable to increased office overhead consisting of rent, utilities and additional salaried positions.

For the twelve months ended December 31, 2004, we experienced interest expense of $396,380 as compared to $272,990 for the twelve months ended December 31, 2003, an increase of $123,390. This resulted primarily from the increase in borrowed funds during the same period which were used to fund new loans. Despite the overall increase our average cost of funds declined slightly due to the impact of lower cost capital raised through the sale of secured promissory notes in the amount of $1,486,000. See also Liquidity and Capital Resources below.

Salaries and benefits increased to $263,675 for the twelve months ended December 31, 2004 from $242,414 for the twelve months ended December 31, 2003, an increase of $21,261. During fiscal year 2004, two salaried positions were created and filled: those being a conventional loan processor a Chief Financial Officer who acts as a Comptroller and is responsible for all financial accounting, reporting and compliance issues.

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

During the twelve months of fiscal 2004, we began offering conventional residential real estate and commercial real estate loans. These loans generate brokerage and origination fee income rather than interest income as loans are originated on behalf of third-party investors and are not held by us as earning assets. These activities are intended to augment the interest and other revenue that we realize from our short term lending activities as described elsewhere herein and in this Prospectus.

Liquidity and Capital Resources

Our sources of liquidity and capital are and have been constituted by the capital contributions of our shareholders, loans made by shareholders, lines of credit utilizing banks which were also provided by related parties, unsecured notes payable to non-related parties and funds raised through the sale of our secured notes. At December 31, 2004 the capital contributions made by the holders of our Second Series Preferred Stock was $500,000. The table below reflects the various note obligations and credit arrangements between related and non-related parties.

Notes Payable: Related and Non-related Parties

	December 31, 2004	December 31, 2003

Notes payable: non-related parties	2,602,886	1,695,927
Notes payable: related parties	474,000	485,000
Notes payable: secured promissory notes	1,441,000	728,000
Lines of credit: related parties	500,000	487,081
Total	5,017,886	3,396,008

Such indebtedness reflects an increase of $1,621,878 from December 31, 2003 to December 31, 2004.

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

At December 31, 2004, we were not in violation of any of the various loan terms governing such described credit arrangements. The lines of credit, to the extent not fully utilized, remain available to us.

At December 31, 2004, we have not made any material commitment for any capital expenditures. The only commitments in place with those loan commitments made in connection with then pending loan applications.

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

The table below sets forth our loan portfolio composition at December 31, 2004 and 2003 and the percent of increase or decrease.

	For the Twelve months Ending
	December 31, 2004	December 31, 2003
Type of Loan	Balance	Balance	% of change

Interim Loans	$3,363,746	$2,165,836%	+55.31
Warehouse Loans	$657,756	$600,111%	+9.61
Second Mortgages	$273,875	$222,027%	+23.35
Gross Total	$4,295,377	$2,987,974%	+43.76

Less Loss Reserves	$(38,046)	$(29,880)%	+27.33

Loans, net	$4,257,331	$2,958,094%	+45.21

Investment in Limited Liability Companies.

Through the period ended December 31, 2004, we effected investments in two limited liability companies in the amount of $465,146. Such investments were made in two limited liability companies where we act as one of the members and two of our lending referral sources act as the other member. In that regard, Tager Properties is the Managing Member of one of the limited liability companies and Sharp Properties is the Managing Member of the second limited liability company. These two limited liability companies hold the funds provided by us and utilize same in the renovation of existing residential real estate properties. In terms of investment there is no difference in the nature of the collateral or the use of funds as compared to lending funds for the same purpose. The benefit to us is that the total return includes 50% of profits that are normally retained by the borrower. As a result yields on invested funds may be substantially higher than those on funds that are used for interim loans. While these investments have generally been successful it is anticipated that we will reduce or completely cease further funding of these transactions in the future in order to concentrate on the core business of interim loan financing.

Other Real Estate Owned (ORE)

As of December 31, 2004 the Company owned two pieces of foreclosed real estate. The first is located in St. Louis, Missouri. The property was collateral for a loan purchased by the Company rather than originated by the Company. We have elected to market the property without completing renovations. To this end we have contacted a licensed real estate agent in the vicinity who will market the property for us. Sale prices in the neighborhood on comparable properties range indicated a finished value of $40,000. Our basis as of December 31, 2004 was $10,385 and management has elected not to reserve against losses on this property because it believes the total investment will be recouped.

The second property is located in Tampa, Florida and has a basis as of December 31, 2004 of $116,600. Due to substantial appreciation in the neighborhood in which the property is located management has elected to renovate the property prior to marketing it for sale. Management believes that it will recover all proceeds owed under the note and mortgage plus all holding and litigation costs.

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

LITIGATION

In November 2004 the Company filed a foreclosure action against a customer for mortgage default on one of its loans. Two of the three co-defendants, Innovative Properties of Tampa Bay, Inc. and Raul A. Alonzo, filed a counter claim stating that this loan and prior loans made by Pilot to the co-defendants were criminally usurious in nature. Management has reviewed the claim and believes that it is factually incorrect and is an attempt to force a settlement of the foreclosure suit and extract a financial settlement. Management has elected to proceed with its initial suit and defend the counterclaim. At this time Management has elected not to reserve against potential damages as it believes that the counterclaim has no merit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Pilot Financial, Inc.

-------------------------
Date: December 31, 2004         John F. Kurz
Executive Vice President